Form 10-Q
period 1996-09-30
TWINLAB CORP
filed 1996-11-12
CIK 1015868

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission file number 0-21003

                               TWINLAB CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                   11-3317986
(State of incorporation)                (I.R.S. Employer Identification No.)

                   2120 Smithtown Avenue, Ronkonkoma, NY 11779
               (Address of principal executive office) (zip code)

                                 (516) 467-3140
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES             NO     X
     ------         ------

     At October 31, 1996, the registrant had 1,000,000 shares of common stock outstanding.

                      TWINLAB CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                            Page



Part I.  Financial Information
         Item 1. Financial Statements



         Consolidated  Balance  Sheets  at  September  30,  1996  and
         December 31, 1995                                                     2


         Consolidated  Statements  of  Income  for the Three and Nine
         Months Ended September 30, 1996 and 1995                              3


         Consolidated  Statements  of Cash Flows for the Nine  Months
         Ended September 30, 1996 and 1995                                     4


         Notes to Consolidated Unaudited Financial Statements              5 - 9

          Item 2.  Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations.                  10 - 15

Part II.  Other Information                                                   16

          Item 4.  Submission of Matters to a Vote of Security Holders.

          Item 6.  Exhibits and Reports on Form 8-K.

Signatures                                                                    17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (In thousands except share and per share amounts)

                                                                       September 30,    December 31,
                                                                           1996           1995 (1)
                                                                       -----------      -----------
Assets                                                                 (unaudited)
Current assets:
  Cash and cash equivalents                                             $   8,367       $   7,945
  Marketable securities                                                        --             201
  Accounts receivable, net of allowance for bad debts of
    $228 and $177, respectively                                            25,071          24,372
  Inventories                                                              30,779          25,273
  Deferred tax assets                                                         112              --
  Prepaid expenses and other current assets                                 1,347             872
                                                                        ---------       ---------
    Total current assets                                                   65,676          58,663
Property, plant and equipment, net                                         13,456          13,036
Deferred tax assets                                                        54,020              --
Other assets                                                               10,256           3,610
                                                                        =========       =========
Total                                                                   $ 143,408       $  75,309
                                                                        =========       =========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current portion of long-term debt                                     $      86       $   1,479
  Current portion of capital lease obligations                                143             136
  Loan payable - bank                                                          --             660
  Notes payable - shareholders                                                 --             846
  Accounts payable                                                         10,366           6,854
  Accrued expenses and other current liabilities                           13,040           4,258
                                                                        ---------       ---------
    Total current liabilities                                              23,635          14,233
Long-term debt, less current portion                                       47,273           5,367
Capital lease obligations, less current portion                               195             304
Senior subordinated notes                                                 100,000              --
                                                                        ---------       ---------
                                                                        ---------       ---------
    Total liabilities                                                     171,103          19,904
                                                                        ---------       ---------
Senior redeemable cumulative preferred stock, $.01 par value;
  156,410 shares authorized;30,000 shares outstanding as of
  September 30, 1996                                                       30,000              --
                                                                        ---------       ---------
Junior redeemable cumulative preferred stock, $.01 par value;
  140,090 shares authorized; 37,000 shares outstanding as of
  September 30, 1996                                                       37,000              --
                                                                        ---------       ---------
Commitments and contingencies
Shareholders' equity (deficit):
  Common stock, $1 par value; 75,000,000 shares authorized;
  1,000,000 shares outstanding as of September 30, 1996 and
  450,000 shares outstanding as of December 31, 1995                        1,000             450
  Additional paid-in capital                                               80,701              68
  Retained Earnings (deficit)                                            (176,396)         54,887
                                                                        ---------       ---------
    Total shareholders' equity (deficit)                                  (94,695)         55,405
                                                                        ---------       ---------
Total                                                                   $ 143,408       $  75,309
                                                                        =========       =========

(1) The Consolidated Balance Sheet as of December 31, 1995 has been taken from the audited financial statements at that date.

                      TWINLAB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share amounts)


                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                       ------------------------------    --------------------------
                                                           1996             1995             1996           1995
                                                       -------------    -------------    -------------     --------
                                                                (unaudited)                       (unaudited)
Net sales                                                $  39,393       $  35,002       $ 121,230       $ 104,822
Cost of sales                                               23,830          21,899          71,682          63,945
                                                         ---------       ---------       ---------       ---------
Gross profit                                                15,563          13,103          49,548          40,877
Operating expenses                                           7,828           6,742          22,644          20,521
                                                         ---------       ---------       ---------       ---------
Income from operations                                       7,735           6,361          26,904          20,356
                                                         ---------       ---------       ---------       ---------
Other (expense) income:
  Interest income                                              137              80             452             227
  Interest expense                                          (4,312)           (221)         (6,903)           (638)
  Transaction expenses                                          --              --            (400)             --
  Nonrecurring non-competition agreement expense                --              --         (15,300)             --
  Other                                                         38            (289)             15            (193)
                                                         ---------       ---------       ---------       ---------
                                                            (4,137)           (430)        (22,136)           (604)
                                                         ---------       ---------       ---------       ---------
Income before provision for income taxes                     3,598           5,931           4,768          19,752
Provision for income taxes                                   1,433              47           3,266             139
                                                         =========       =========       =========       =========
Net income                                               $   2,165       $   5,884       $   1,502       $  19,613
                                                         =========       =========       =========       =========
Pro forma for change in tax status (Note 2)
Historical income before provision for income taxes      $   3,598       $   5,931       $   4,768       $  19,752
Pro forma provision for income taxes                         1,439           2,347           8,027           7,818
                                                         ---------       ---------       ---------       ---------
Pro forma net income (loss)                                  2,159       $   3,584          (3,259)      $  11,934
                                                                         =========                       =========
Senior and junior preferred stock dividends                 (2,139)                         (3,386)
                                                          ---------                      ---------
Pro forma net income (loss) applicable to common
  stock                                                  $      20                       $  (6,645)
                                                         =========                       =========
Pro forma net income (loss) per share                    $    0.02                       $   (6.65)
                                                         =========                       =========
Weighted average shares outstanding (Note 4)                 1,000                           1,000
                                                          =========                      =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                       ------------------------------
                                                                                           1996             1995
                                                                                       -------------    -------------
                                                                                                (unaudited)
Cash flows from operating activities:
    Net income                                                                            $   1,502       $  19,613
    Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                         1,322             664
        Gain on sale of equipment                                                                --             (58)
        Bad debt expense                                                                        128             116
        Deferred income taxes                                                                 3,168              --
        Nonrecurring non-competition agreement expense                                       15,300              --
        Changes in operating assets and liabilities:
            Accounts receivable                                                                (827)            521
            Inventories                                                                      (5,506)         (7,096)
            Prepaid expenses and other current assets                                          (475)           (190)
            Accounts payable                                                                  3,512           2,550
            Accrued expenses and other current liabilities                                    5,396           1,580
                                                                                          ---------       ---------
                    Net cash provided by operating activities                                23,520          17,700
                                                                                          ---------       ---------

Cash flows from investing activities:
    Maturities of marketable securities                                                         201           1,159
    Proceeds from sales of property, plant and equipment                                         10             825
    Acquisition of property, plant and equipment                                             (1,253)         (2,465)
    (Increase) decrease in other assets                                                      (7,145)            201
                                                                                          ---------       ---------
                    Net cash used in investing activities                                    (8,187)           (280)
                                                                                          ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of debt                                                          153,000           4,675
    Proceeds from issuance of senior and junior preferred stock                              67,000              --
    Distributions to shareholders                                                            (8,929)        (20,595)
    Payments of debt                                                                        (13,993)         (4,481)
    Issuance of capital stock                                                                 5,500              --
    Principal payments of capital lease obligations                                            (102)           (115)
    Repurchase of shareholders' common stock and recapitalization                          (217,387)             --
                                                                                          ---------       ---------
                    Net cash used in financing activities                                   (14,911)        (20,516)
                                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                                            422          (3,096)
Cash and cash equivalents at beginning of period                                              7,945           5,735
                                                                                          =========       =========
Cash and cash equivalents at end of period                                                $   8,367       $   2,639
                                                                                          =========       =========
Supplemental disclosures of cash flow information:
     Cash paid during the periods for:
            Interest                                                                      $   1,999       $     546
                                                                                          =========       =========
            Income taxes                                                                  $   1,162       $     162
                                                                                          =========       =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)

1. In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation and subsidiaries as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab Corporation's registration statement on Form S-1 as filed with the Securities and Exchange Commission ("SEC") (File No. 333-05191).

2. Description of Entity and Basis of Presentation - Prior to May 7, 1996, Twin Laboratories Inc. ("Twin") and its affiliates, Twinlab Export Corp. ("Export"), Twinlab Specialty Corporation ("Specialty"), Alvita Products, Inc. ("Alvita"), Natur-Pharma Inc. ("Natur-Pharma"), B. Bros. Realty
     Corporation ("B. Bros.") and Advanced Research Press, Inc. ("ARP") (collectively the "Companies") operated as separate corporations, all of which were wholly-owned by the same individuals (with some companies having different ownership percentages among such individuals) except for Natur-Pharma and B. Bros. which were only ninety-seven percent owned by such individuals.

     In July 1995, the shareholders of the Companies signed a non-binding letter of intent to sell an interest in the Companies and subsequently entered into a stock purchase and sale agreement (the "Acquisition Agreement") (see
     Note 3).

     On February 27, 1996, Twinlab Corporation (formerly TLG Laboratories Holding Corp.) ("TLC") was incorporated in contemplation of the Acquisition Agreement. The accompanying consolidated financial statements include the accounts of TLC and subsidiaries (the "Company") after giving retroactive effect, in a manner similar to a pooling of interests, to the merger of the Companies pursuant to the Acquisition Agreement.

     The Companies had been S Corporations, pursuant to the Internal Revenue Code, through May 7, 1996. Upon completion of the Acquisition Agreement, the Companies terminated their S Corporation status. The pro forma income statement information reflects adjustments to the historical net income had the Companies not elected S Corporation status for income tax purposes for all periods presented.

3. Acquisition Agreement and related transactions - The shareholders of the Companies entered into the Acquisition Agreement, which is dated as of March 5, 1996 and which was consummated on May 7, 1996, pursuant to which, among other things, (i) TLC acquired all of the outstanding capital stock of Natur-Pharma, (ii) Green Equity Investors II, L.P. ("GEI") acquired 480,000 shares (48%) of the common stock of TLC for aggregate consideration of $4,800, and shares of non-voting junior redeemable preferred stock of TLC for aggregate consideration of $37,000, (iii) certain other investors acquired 70,000 shares (7%) of the common stock of TLC (however, each of these other investors own less than 5% of the common stock of TLC) for aggregate

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)

     consideration of $700 and shares of non-voting senior redeemable preferred stock of TLC for aggregate consideration of $30,000, (iv) certain of the shareholders of the Companies (the "Continuing Shareholders") received from TLC, in exchange for certain of their shares of common stock of Natur-Pharma, 450,000 shares (45%) of the outstanding shares of common stock of TLC valued at $4,500,  and (v) the  shareholders  of the Companies received a total of $212,500 in consideration of the balance of their shares of common stock of Natur-Pharma and for all of their shares of capital stock of Twin, Alvita, Export, Specialty, B. Bros., and ARP. Of the total cash consideration to the shareholders, approximately $15,300 represented consideration for non-competition agreements entered into by the shareholders of the Companies, which was recognized as a nonrecurring expense upon the consummation of the Acquisition Agreement.

     Pursuant to the terms of the Acquisition Agreement, Twin, Alvita, Export, Specialty, and B. Bros. were merged into Natur-Pharma, ARP was merged with Natur-Pharma II, Inc., a wholly-owned subsidiary of Natur-Pharma, and Natur-Pharma became a wholly-owned subsidiary of TLC. Natur-Pharma changed its name to Twin Laboratories Inc. ("New Twin"). TLC's initial board of directors consists of five of the Continuing Shareholders and three designees of GEI. A majority of TLC's shareholders have the ability to elect a majority of its directors. However, regardless of the composition of the board of directors, pursuant to the terms of the TLC shareholders agreement, a wide range of actions to be taken by TLC require the affirmative approval of both a majority of the Continuing Shareholder directors and a majority of the GEI designee directors. These actions include, but are not limited to, payment of certain dividends, engagement in new businesses, acquisition of other businesses, entering certain contracts, incurring certain debt or obligations, making certain investments, relocation of executive offices, selection of location and date of the annual shareholders meeting, termination or material modification of any employee benefit plan, selection of auditors or legal counsel, adoption or amendment of strategic plans or operating budgets, and election or termination of any executive officers. In addition, certain fundamental corporate actions, including but not limited to amendments to the certificate of incorporation, the sale of substantially all of the assets of the Company, and the merger or combination of the Company with another entity, additionally require an affirmative vote of holders of at least 80% of the issued and outstanding common stock of TLC. Such voting rights are generally effective until such time as the common stock of TLC is publicly held. Because the transactions contemplated by the Acquisition Agreement do not result in a change in control as defined in Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions" ("EITF 88-16"), the transactions were accounted for as a recapitalization under the guidance of EITF 88-16 and the Companies' historical basis of accounting were applied to the consolidated financial statements of TLC.

     Upon consummation of the Acquisition Agreement, the Companies terminated their S Corporation status. The mergers of Twin, Alvita, Export, Specialty, and B. Bros. Into Natur-Pharma were treated as taxable asset purchases for federal and state income tax purposes and as a recapitalization for financial accounting purposes. For federal and state income tax purposes, the purchase price was allocated among the various corporations and their respective assets and liabilities based on the respective fair values as of the closing of the Acquisition Agreement. This resulted in different book and tax asset bases for the assets of these companies, which resulted in deferred tax assets of approximately $57,300.

     New Twin obtained additional financing necessary to effect the transactions
     contemplated  by  the  Acquisition   Agreement,   repay  certain   existing
     indebtedness of the

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)

     Companies, and pay the fees and expenses incurred in connection with the Acquisition Agreement through the incurrence of debt which totaled $153,000. Such debt included: (1) borrowings of $53,000 under a term loan credit facility provided by certain banks, financial institutions and other entities, and (2) gross proceeds of $100,000 from the private placement of subordinated debt securities which securities were subsequently exchanged on October 28, 1996 for registered debt securities. A six-year $15,000 revolving credit facility was also obtained from the term loan lenders, to provide for working capital requirements.

     Borrowings of New Twin under the term loan and revolving credit facilities and the indenture governing the subordinated debt restrict the payment of dividends and the making of loans, advances or other distributions to TLC, except in certain limited circumstances. The transfer of assets of New Twin and ARP to TLC as loans, advances and other distributions is restricted by such financing arrangements. The subordinated debt is jointly and severally guaranteed by TLC and ARP on a full and unconditional unsecured senior subordinated basis.

     The assets, results of operations and shareholders' equity of New Twin comprise substantially all of the assets, results of operations and shareholders' equity of TLC on a consolidated basis. TLC has no separate operations and has no significant assets other than TLC's investment in its wholly-owned subsidiary New Twin and, through New Twin, in ARP, New Twin's wholly-owned subsidiary. TLC has no direct or indirect subsidiaries other than New Twin and ARP; and neither New Twin nor ARP has any stockholder other than, respectively, TLC and New Twin. Accordingly, the Company has determined that separate financial statements of New Twin and ARP would not be material to investors and, therefore, such financial statements are not included herein.


     Summarized financial information of New Twin is as follows:

                                                  September 30,     December 31,
                                                      1996               1995
                                               ----------------   --------------
                                                   (unaudited)
Current assets                                    $  65,676       $  58,663
Noncurrent assets                                    77,732          16,646
Current liabilities                                  20,249          14,233
Noncurrent liabilities                              147,468           5,671
Shareholders' equity (deficit)                      (24,309)         55,405


                            Three months ended             Nine months ended
                                 September 30,                September 30,
                      ----------------------------   --------------------------
                       1996           1995             1996            1995
                      ------      ------------      ---------       -----------
Net sales           $ 39,393        $ 35,002        $121,230        $104,822
Gross profit          15,563          13,103          49,548          40,877
Net income             2,165           5,884           1,502          19,613

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)

       Summarized financial information of ARP is as follows:

                                             September 30,      December 31,
                                                 1996               1995
                                             -------------      ------------
                                             (unaudited)
Current assets                                 $1,650               $1,266
Noncurrent assets                                 171                  168
Current liabilities                             1,338                1,211
Noncurrent liabilities                             --                   --
Shareholders' equity                              483                  222


                            Three months ended             Nine months ended
                                 September 30,                September 30,
                      ----------------------------   --------------------------
                       1996           1995             1996            1995
                      ------        -------           -------        -------
Net sales             $1,408        $1,285             $4,446        $4,011
Gross profit             125            17                592           473
Net income (loss)         41           (66)               317           231

4. Pro forma net income (loss) per share - Pro forma net income (loss) per share for the three months and nine months ended September 30, 1996 has been computed by dividing pro forma net income (loss), after reduction for senior and junior preferred stock dividends, by the number of weighted average shares outstanding and for the nine months ended September 30, 1996 assumes as outstanding for the entire period, the 550,000 shares which were issued on May 7, 1996 in connection with the Acquisition Agreement.

5.    Classification of inventories is:

                       September 30,              December 31,
                            1996                     1995
                      -------------               ------------
                        (unaudited)
Raw Materials             $13,293                   $11,006
Work-in-process             8,850                     4,550
Finished Goods              8,636                     9,717
                      ============                ==========
                          $30,779                   $25,273
                      ============                ==========

6. Changes in authorized capital - In July 1996, the Board of Directors (the "Board") and the stockholders authorized an increase in the number of shares of common stock authorized to 75,000,000 and an increase in the number of shares of preferred stock authorized to 2,000,000, which preferred stock may be issued by the Board on such terms and with such rights, preferences and designations as the Board may determine, without further stockholder action.

7. Stock incentive plan - In July 1996, the Board and stockholders of TLC approved and adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a total of up to 400,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by TLC for purposes of the 1996 Plan. Awards under the 1996 Plan may be made in the form of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance shares. Options become exercisable over five

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)

     years from the date of grant at the rate of 20% of the grant each year. As of September 30, 1996, no awards have been made under the 1996 plan.

8. Proposed initial public offering - On June 4, 1996, TLC filed a registration statement on Form S-1 in respect of an offering by TLC for the sale to the public (the "IPO") of shares of its common stock, $1.00 par value. The registration statement has not yet been declared effective by the SEC. The registration statement, as subsequently amended, states that the maximum aggregate offering price of the securities to be registered is $156,400. The expected use of the net proceeds of the IPO and, to the extent necessary, available cash resources of the Company, would be to redeem all of the outstanding shares of senior preferred stock and all of the outstanding shares of junior preferred stock of TLC, which together have an aggregate liquidation preference of $67,000 (plus accrued and unpaid dividends thereon); and to prepay all of the $47,000 of remaining outstanding indebtedness under the term loan facility, plus accrued and unpaid interest thereon. The balance, if any, of the net proceeds of the IPO would be used for general corporate purposes.

     Prior to the consummation of the IPO, the Board will authorize a stock split (effected in the form of a stock dividend), of all issued and outstanding common shares at the rate of 18.5 for 1, which will increase the number of issued and outstanding shares from 1,000,000 to 18,500,000.

9. Amended and restated revolving credit facility - In connection with the IPO, New Twin expects to enter into a $50,000 amended and restated revolving credit facility (the "Amended and Restated Revolving Credit Facility") which would expire on May 7, 2002. Borrowings under the Amended and Restated Revolving Credit Facility would bear interest, at the borrower's discretion, at either the Alternative Base Rate, as defined, or at the Eurodollar Rate, plus a margin of 1.25%, as defined. Interest rates are subject to increase or reduction based upon the Company's meeting certain financial tests. Borrowings under the Amended and Restated Revolving Credit Facility would be available for working capital requirements and for general corporate purposes, including up to $35,000 of which would be available to fund permitted acquisitions, as defined. A portion of the Amended and Restated Revolving Credit Facility not to exceed $15,000 would be available for the issuance of letters of credit which generally would have an initial term of one year or less. The Amended and Restated Revolving Credit Facility is expected to be secured by first priority secured interests in most of the tangible and intangible assets of New Twin. In addition, the Amended and Restated Revolving Credit Facility would be subject to certain restrictive covenants including, among other things, the maintenance of certain debt coverage ratios, as well as restrictions on additional indebtedness, dividends and certain other significant transactions.

                      TWINLAB CORPORATION AND SUBSIDIARIES

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations


The following should be read in conjunction with the response to Part I, Item 1 of this report.

Results of Operations

The following table sets forth, for the periods indicated, certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of net sales.

                                           Nine Months Ended September 30,         Three Months Ended September 30,
                                         ------------------------------------    -----------------------------------
                                               1996                  1995             1996             1995
                                         -------------------   --------------    -------------   -------------------
                                           $        %          $        %         $        %         $        %
                                         -------------------   --------------    -------------   -------------------
                                                         (dollars in millions)
Vitamins, Minerals & Amino Acids      $   29.2     24.1%  $   25.6     24.4%  $   9.9     25.2%  $   7.3     20.8%
Sports Nutrition                          43.7     36.0       38.4     36.6      15.0     38.1      13.8     39.5
Special Formulas                          31.4     25.8       26.5     25.3       9.7     24.4       9.6     27.5
Herbal Supplements & Phytonutrients       16.5     13.7       14.6     13.9       5.4     13.8       5.1     14.4
Herb Teas                                  5.7      4.7        4.1      3.9       1.6      4.1       0.9      2.5
Publishing                                 4.1      3.4        4.2      4.1       1.3      3.3       1.3      3.8
                                         ------    -----     ------    -----     -----    -----     -----    -----
       Gross Sales                       130.6    107.7      113.4    108.2      42.9    108.9      38.0    108.5
       Discounts & Allowances             (9.4)    (7.7)      (8.6)    (8.2)     (3.5)    (8.9)     (3.0)    (8.5)
                                         ------    -----     ------    -----     -----    -----     -----    -----
       Net Sales                      $  121.2    100.0%  $  104.8    100.0%  $  39.4    100.0%  $  35.0    100.0%
Gross Profit                              49.6     40.9       40.9     39.0      15.6     39.5      13.1     37.4
Operating Expenses                        22.6     18.7       20.5     19.6       7.8     19.9       6.7     19.3
Income From Operations                    26.9     22.2       20.4     19.4       7.7     19.6       6.4     18.2

The Company consisted of "S" corporations through the consummation of the Acquisition Agreement on May 7, 1996. Accordingly, federal and state taxes were generally paid at the shareholder level only. The provision for income taxes through May 7, 1996 represented state taxes for New York, which imposes a corporate tax for all income in excess of $0.2 million. Upon consummation of the transactions related to the Acquisition Agreement, the Company eliminated its "S" corporation status and, accordingly, is subject to federal and state income taxes.

Nine Months Ended September 30, 1996 Compared to
   Nine Months Ended September 30, 1995

Net Sales. Net sales for the nine months ended September 30, 1996 was $121.2 million, an increase of $16.4 million, or 15.7%, as compared to net sales of $104.8 million for the nine months ended September 30, 1995. The 15.7% increase was attributable to increases in gross sales in each of the Company's six product categories other than publishing, partially offset by an increase in discounts and allowances which was due to the Company's increased sales volume. Vitamins, minerals and amino acids contributed $29.2 million, an increase of $3.6 million, or 14.3%, as compared to $25.6 million for the nine months ended September 30, 1995. The increase in gross sales of vitamins, minerals and amino acids was primarily due to continued strong consumer interest in these products. Sports nutrition products contributed $43.7 million, an increase of $5.3 million, or 13.7%, as compared to $38.4 million for the nine months ended September 30, 1995, primarily due to the increased demand for a variety of these products, including $1.2 million of gross sales in September 1996 (the first month of introduction) from the Company's newly-

                      TWINLAB CORPORATION AND SUBSIDIARIES


introduced line of Ma Huang-free products. Special formulas contributed $31.4 million, an increase of $4.9 million, or 18.4%, as compared to $26.5 million for the nine months ended September 30, 1995. The increase in gross sales of special formulas was primarily due to the successful introduction of a variety of new product formulations. Herbal supplements and phytonutrients contributed $16.5 million, an increase of $1.9 million, or 13.3%, as compared to $14.6 million for the nine months ended September 30, 1995, and herb teas contributed $5.7 million, an increase of $1.6 million, or 39.8%, as compared to $4.1 million for the nine months ended September 30, 1995. The gross sales increase in both herbal supplements and phytonutrients and herb teas was primarily due to new product introductions, continued strong consumer interest in existing products and increased penetration of the Company's line of Nature's Herbs herbal supplements and phytonutrients and the Company's line of Alvita herb tea products into domestic health food stores. Publishing contributed $4.1 million as compared to $4.2 million for the nine months ended September 30, 1995.

Gross Profit. Gross profit for the nine months ended September 30, 1996 was $49.6 million, which represented an increase of $8.7 million, or 21.2%, as compared to $40.9 million for the nine months ended September 30, 1995. Gross profit margin was 40.9% for the nine months ended September 30, 1996 as compared to 39.0% for the nine months ended September 30, 1995. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the nine months ended September 30, 1996. The increase in gross profit margin for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was due primarily to a more favorable product mix, to higher gross profit margins on recently introduced new product formulations and product line extensions, to a reduction in sales discounts and allowances offered on certain of the Company's lines of TWINLAB (vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas) and Nature's Herbs products under certain sales programs introduced in 1995 and to continued absorption of manufacturing overhead expenses over a larger sales base.

Operating Expenses. Operating expenses were $22.6 million for the nine months ended September 30, 1996, representing an increase of $2.1 million, or 10.3%, as compared to $20.5 million for the nine months ended September 30, 1995. As a percent of net sales, operating expenses declined from 19.6% for the nine months ended September 30, 1995 to 18.7% for the nine months ended September 30, 1996. The increase in operating expenses was primarily attributable to increased selling and advertising expenses and higher operating expenses resulting from the Company's increased level of sales for the nine months ended September 30, 1996. The decline in operating expenses as a percent of net sales was due to the Company's ability to maintain its expenditures for research and development and certain general and administrative functions at approximately the same level as in the nine months ended September 30, 1995, while substantially increasing the Company's sales volume.

Income from Operations. Income from operations was $26.9 million for the nine months ended September 30, 1996, representing an increase of $6.5 million, or 32.2%, as compared to $20.4 million for the nine months ended September 30, 1995. Income from operations margin increased to 22.2% of net sales for the nine months ended September 30, 1996, as compared to 19.4% of net sales for the nine months ended September 30, 1995. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume for the nine months ended September 30, 1996 together with higher gross margins and lower operating expenses as a percent of net sales.

                      TWINLAB CORPORATION AND SUBSIDIARIES

Other Expense. Other expense was $22.1 million for the nine months ended September 30, 1996, as compared to $0.6 million for the nine months ended September 30, 1995. The net increase is primarily attributable to (i) a $15.3 million charge relating to the write-off of certain non-competition agreements related to the consummation of the Acquisition Agreement, (ii) $0.4 million of expenses related to the consummation of the Acquisition Agreement and related transactions and (iii) a $6.3 million increase in interest expense which resulted from increased borrowings, partially offset by an increase in interest and other income.

Three Months Ended  September 30, 1996 ("third  quarter 1996") Compared to Three
   Months Ended September 30, 1995 ("third quarter 1995")

Net Sales. Net sales for third quarter 1996 was $39.4 million, an increase of $4.4 million, or 12.5%, as compared to net sales of $35.0 million in third quarter 1995. The 12.5% increase was attributable to increases in gross sales in each of the Company's six product categories other than publishing (which remained unchanged from third quarter 1995), partially offset by an increase in discounts and allowances which was due to the Company's increased sales volume. Vitamins, minerals and amino acids contributed $9.9 million, an increase of $2.6 million, or 36.2%, as compared to $7.3 million in third quarter 1995. The increase in gross sales of vitamins, minerals and amino acids was primarily due to continued strong consumer interest in these products. Sports nutrition products contributed $15.0 million, an increase of $1.2 million, or 8.6%, as compared to $13.8 million in third quarter 1995. The increase in gross sales of sports nutrition products was primarily due to sales of the Company's newly-introduced line of Ma Huang-free products which contributed gross sales of $1.2 million in September 1996, their first month of introduction. Special formulas contributed $9.7 million, as compared to $9.6 million in third quarter 1995. Herbal supplements and phytonutrients contributed $5.4 million, an increase of $0.3 million, or 7.8%, as compared to $5.1 million in third quarter 1995, and herb teas contributed $1.6 million, an increase of $0.7 million, or 82.2%, as compared to $0.9 million in third quarter 1995. The increase in gross sales of herb teas was primarily due to new product introductions, continued strong consumer interest in existing products and increased penetration of Alvita products into domestic health food stores. Publishing contributed $1.3 million in each of third quarter 1996 and third quarter 1995.

Gross Profit. Gross profit for third quarter 1996 was $15.6 million, which represented an increase of $2.5 million, or 18.8%, as compared to $13.1 million for third quarter 1995. Gross profit margin was 39.5% for third quarter 1996 as compared to 37.4% for third quarter 1995. The overall increase in gross profit dollars was attributable to the Company's higher sales volume in third quarter 1996. The increase in gross profit margin in third quarter 1996 as compared to third quarter 1995 was due primarily to a more favorable product mix, to higher gross profit margins on recently introduced new product formulations and product line extensions, and to continued absorption of manufacturing overhead expenses over a larger sales base.

Operating Expenses. Operating expenses were $7.8 million for third quarter 1996, representing an increase of $1.1 million, or 16.1%, as compared to $6.7 million for third quarter 1995. As a percent of net sales, operating expenses increased from 19.3% in third quarter 1995 to 19.9% in third quarter 1996. The increase in operating expenses, and operating expenses as a percent of net sales, was attributable to a $0.7 million increase in selling and marketing expenses, primarily due to increased advertising expense, and a $0.4 million increase in general and administrative expenses in third quarter 1996.

                      TWINLAB CORPORATION AND SUBSIDIARIES

Income from Operations. Income from operations was $7.7 million in third quarter 1996, representing an increase of $1.3 million, or 21.6%, as compared to $6.4 million for third quarter 1995. Income from operations margin increased to 19.6% of net sales in third quarter 1996, as compared to 18.2% of net sales in third quarter 1995. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume in third quarter 1996 together with higher gross margins.

Other Expense. Other expense during third quarter 1996 amounted to $4.1 million as compared to $0.4 million in third quarter 1995. The increase is primarily due to a $4.1 million increase in interest expense which resulted from increased borrowings.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, cash provided by operating activities was $23.5 million, as compared to $17.7 million for the nine months ended September 30, 1995. The increase in cash provided by operating activities was primarily attributable to an increase in income from operations. Cash used in financing activities was $14.9 million for the nine months ended September 30, 1996, reflecting the net cash effect of the transactions related to the Acquisition Agreement, the repayment of $6.0 million of outstanding indebtedness under the Company's term loan facility, and distributions of $8.9 million to certain stockholders of the Company. Cash used in financing activities for the nine months ended September 30, 1995 primarily consisted of distributions to stockholders of $20.6 million.

Capital expenditures were $1.2 million and $2.5 million for the nine months ended September 30, 1996 and 1995, respectively. Historical capital expenditures were primarily used to purchase production equipment, expand capacity and improve manufacturing efficiency. Capital expenditures are expected to be approximately $0.5 million and $3.4 million during the fourth quarter of 1996 and fiscal 1997, respectively, and will be used to purchase manufacturing equipment and fund plant expansion to support the Company's future growth. The Company is engaged in negotiations for the purchase of an approximately 110,000 square foot warehouse and manufacturing facility in Ronkonkoma, New York. If this acquisition is completed, the Company anticipates making additional capital expenditures of approximately $6.8 million in fiscal 1997, including approximately $2.0 million of anticipated renovations to such facility. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year.

In connection with the Acquisition Agreement, TLC issued shares of its senior preferred stock and junior preferred stock for aggregate consideration of $67.0 million, entered into a credit facility and borrowed $53.0 million in the form of a term loan thereunder, and issued $100.0 million principal amount of 10-1/4% Senior Subordinated Notes due 2006. Subsequent to the Acquisition Agreement, the Company repaid $6.0 million of outstanding indebtedness under the term loan facility. On June 4, 1996, TLC filed a registration statement on Form S-1 in respect of an offering by TLC for the sale to the public (the "IPO") of shares of its common stock, $1.00 par value. The registration statement has not yet been declared effective by the SEC. The registration statement, as subsequently amended, states that the maximum aggregate offering price of the securities to be registered is $156,400. The net proceeds of the IPO and, to the extent necessary, available cash resources of the Company (including possible borrowings available under the Amended and Restated Revolving Credit Facility which is expected to be entered into in connection with the consummation of the
IPO), will be used to repay all of the Company's outstanding indebtedness under the term loan facility, plus accrued and unpaid interest thereon, and to redeem all of the outstanding shares of senior preferred stock and all of the outstanding shares of junior preferred stock, together having an aggregate liquidation preference of

                      TWINLAB CORPORATION AND SUBSIDIARIES


$67.0 million, plus accrued and unpaid dividends thereon. There can be no assurance that the Company will consummate the IPO.

TLC has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, TLC's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Financing arrangements under which Twin Laboratories Inc. is the borrower contain, and the Amended and Restated Revolving Credit Facility is expected to contain, certain financial and operating covenants which, among other things, require the maintenance of a maximum leverage ratio and a minimum fixed charge ratio. Borrowings of Twin Laboratories Inc. under the term loan and revolving credit facilities and the indenture governing the subordinated debt restrict the payment of dividends and the making of loans, advances or other distributions to TLC, except in certain limited circumstances. The transfer of assets of Twin Laboratories Inc. and ARP to TLC as loans, advances and other distributions is restricted by such financing arrangements.

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, its existing revolving credit facility and, if entered into, borrowings under the Amended and Restated Revolving Credit Facility.

One of the Company's business strategies is to pursue acquisition opportunities, including product line acquisitions, that complement its existing products or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. In connection with the IPO, the Company expects to enter into the Amended and Restated Revolving Credit Facility, which is expected to provide for a revolving credit facility of $50.0 million, up to $35.0 million of which is expected to be available to fund acquisitions, subject to certain conditions and reductions. There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments. If the Company completes acquisitions, it will encounter various associated risks, including the possible inability to integrate business into the Company's operations, potentially increased goodwill amortization, diversion of management's attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on the Company's results of operations and financial condition. In addition, such acquisitions could result in substantial equity dilution to existing stockholders.

The mergers of Twin Laboratories Inc., Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation and B. Bros. Realty Corporation into Natur-Pharma Inc. were treated as taxable asset purchases for federal and state income tax purposes and as a recapitalization for financial accounting purposes. For federal and state income tax purposes, the purchase price was allocated among the various corporations and their respective assets and liabilities based on the respective fair values as of the closing of the Acquisition Agreement. This resulted in different book and tax asset bases for the assets of Twin Laboratories Inc., Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation and B. Bros. Realty Corporation, which resulted in deferred tax assets of approximately $57.3 million which will reduce future tax liabilities.

                      TWINLAB CORPORATION AND SUBSIDIARIES

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                                     PART II
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) By unanimous written consent dated July 30, 1996, the holders of all outstanding shares of common stock of TLC approved the following matters:

     (i) A proposal to amend and restate TLC's Amended and Restated Certificate of Incorporation to, among other things, increase the number of authorized shares of common stock to 75,000,000 and to increase the number of authorized shares of preferred stock, par value $.01 per share, to 2,000,000. The Second Amended and Restated Certificate of Incorporation of TLC authorizes the Board of Directors to issue authorized but unissued shares of preferred stock in one or more series, and to fix by resolution the voting powers, designations, preferences and relative, optional or other special rights thereof, including liquidation preferences and the dividend, conversion and redemption rights of each such series.

     (ii) A proposal to amend and restate the By-laws of TLC, to provide, among other things, that the Board of Directors be comprised of such number of directors as determined from time to time by the Board, but in no event less than eight members.

     (iii) A proposal to authorize the Twinlab Corporation 1996 Stock Incentive Plan, which provides for the issuance of up to a total of 400,000 authorized and unissued shares of common stock in the form of (1) incentive stock options, (2) nonqualified stock options, (3) stock appreciation rights, (4) restricted stock and (5) performance shares.

(b) In addition, by unanimous written consents dated July 30, 1996, the holders of the 14% Senior Cumulative Preferred Stock of TLC and the holders of the 11 1/4% Junior Cumulative Preferred Stock of TLC each approved the proposals set forth in sections (a)(i) and (ii), above.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:


               3.1 Second Amended and Restated Certificate of Incorporation of Twinlab Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 of the Registration Statement on Form S-4, dated September 18, 1996, filed by Twin Laboratories Inc.).

               3.2 Amended and Restated By-laws of Twinlab Corporation (incorporated by reference to Exhibit 3.5 to Amendment No. 1 of the Registration Statement on Form S-4, dated September 18, 1996, filed by Twin Laboratories Inc.).

               10.1 Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 4 of the Registration Statement on Form S-1, dated October 23, 1996, filed by Twinlab Corporation).

               27 Financial Data Schedule.

(b)  Reports on Form 8-K:

               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               TWINLAB CORPORATION


                              By:/s/ Ross Blechman
                                  --------------------------
                                     Ross Blechman
                                     Chairman, President and
                                     Chief Executive Officer


Dated: November 12, 1996      By:/s/ Brian Blechman
                                 --------------------------
                                      Brian Blechman
                                      Executive Vice President - Treasurer,
                                      Chief Accounting Officer