Form 10-Q/A
period 1996-09-30
TWINLAB CORP
filed 1997-02-18
CIK 1015868

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q
                               (Amendment No. 1)

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

                      TWINLAB CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q/A

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (In thousands except share and per share amounts)

                                                                       September 30,    December 31,
                                                                           1996           1995 (1)
                                                                       -----------      -----------
Assets                                                                 (unaudited)
Current assets:                                                        As Restated
                                                                        (Note 10)
  Cash and cash equivalents                                             $   8,367       $   7,945
  Marketable securities                                                        --             201
  Accounts receivable, net of allowance for bad debts of
    $228 and $177, respectively                                            25,071          24,372
  Inventories                                                              30,779          25,273
  Deferred tax assets                                                         112              --
  Prepaid expenses and other current assets                                 1,347             872
                                                                        ---------       ---------
    Total current assets                                                   65,676          58,663
Property, plant and equipment, net                                         13,456          13,036
Deferred tax assets                                                        54,020              --
Other assets                                                               10,256           3,610
                                                                        =========       =========
Total                                                                   $ 143,408       $  75,309
                                                                        =========       =========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current portion of long-term debt                                     $      86       $   1,479
  Current portion of capital lease obligations                                143             136
  Loan payable - bank                                                          --             660
  Notes payable - shareholders                                                 --             846
  Accounts payable                                                         10,366           6,854
  Accrued expenses and other current liabilities                           13,040           4,258
                                                                        ---------       ---------
    Total current liabilities                                              23,635          14,233
Long-term debt, less current portion                                       47,273           5,367
Capital lease obligations, less current portion                               195             304
Senior subordinated notes                                                 100,000              --
                                                                        ---------       ---------
                                                                        ---------       ---------
    Total liabilities                                                     171,103          19,904
                                                                        ---------       ---------
Senior redeemable cumulative preferred stock, $.01 par value;
  156,410 shares authorized;30,000 shares outstanding as of
  September 30, 1996                                                       30,000              --
                                                                        ---------       ---------
Junior redeemable cumulative preferred stock, $.01 par value;
  140,090 shares authorized; 37,000 shares outstanding as of
  September 30, 1996                                                       37,000              --
                                                                        ---------       ---------
Commitments and contingencies
Shareholders' equity (deficit):
  Common stock, $1 par value; 75,000,000 shares authorized;
  1,000,000 shares outstanding as of September 30, 1996 and
  450,000 shares outstanding as of December 31, 1995                        1,000             450
  Additional paid-in capital                                               74,581              68
  Retained Earnings (deficit)                                            (170,276)         54,887
                                                                        ---------       ---------
    Total shareholders' equity (deficit)                                  (94,695)         55,405
                                                                        ---------       ---------
Total                                                                   $ 143,408       $  75,309
                                                                        =========       =========

(1) The Consolidated Balance Sheet as of December 31, 1995 has been taken from the audited financial statements at that date.

                      TWINLAB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share amounts)


                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                       ------------------------------    --------------------------
                                                           1996             1995             1996           1995
                                                       -------------    -------------    -------------     --------
                                                                (unaudited)              As Restated
                                                                                          (Note 10)
                                                                                                  (unaudited)
Net sales                                                $  39,393       $  35,002       $ 121,230       $ 104,822
Cost of sales                                               23,830          21,899          71,682          63,945
                                                         ---------       ---------       ---------       ---------
Gross profit                                                15,563          13,103          49,548          40,877
Operating expenses                                           7,828           6,742          22,644          20,521
                                                         ---------       ---------       ---------       ---------
Income from operations                                       7,735           6,361          26,904          20,356
                                                         ---------       ---------       ---------       ---------
Other (expense) income:
  Interest income                                              137              80             452             227
  Interest expense                                          (4,312)           (221)         (6,903)           (638)
  Transaction expenses                                          --              --            (400)             --
  Nonrecurring non-competition agreement expense                --              --         (15,300)             --
  Other                                                         38            (289)             15            (193)
                                                         ---------       ---------       ---------       ---------
                                                            (4,137)           (430)        (22,136)           (604)
                                                         ---------       ---------       ---------       ---------
Income before provision for income taxes                     3,598           5,931           4,768          19,752
Provision for (benefit from) income taxes                    1,433              47          (2,854)            139
                                                         =========       =========       =========       =========
Net income                                               $   2,165       $   5,884       $   7,622       $  19,613
                                                         =========       =========       =========       =========
Pro forma for change in tax status (Note 2)
Historical income before provision for income taxes      $   3,598       $   5,931       $   4,768       $  19,752
Pro forma provision for income taxes                         1,439           2,347           8,027           7,818
                                                         ---------       ---------       ---------       ---------
Pro forma net income (loss)                                  2,159       $   3,584          (3,259)      $  11,934
                                                                         =========                       =========
Senior and junior preferred stock dividends                 (2,139)                         (3,386)
                                                          ---------                      ---------
Pro forma net income (loss) applicable to common
  stock                                                  $      20                       $  (6,645)
                                                         =========                       =========
Pro forma net income (loss) per share                    $    0.02                       $   (6.65)
                                                         =========                       =========
Weighted average shares outstanding (Note 4)                 1,000                           1,000
                                                          =========                      =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                       ------------------------------
                                                                                           1996             1995
                                                                                       -------------    -------------
                                                                                         As Restated
                                                                                          (Note 10)
                                                                                                 (unaudited)
Cash flows from operating activities:
    Net income                                                                            $   7,622       $  19,613
    Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                         1,322             664
        Gain on sale of equipment                                                                --             (58)
        Bad debt expense                                                                        128             116
        Deferred income taxes                                                                (2,952)             --
        Nonrecurring non-competition agreement expense                                       15,300              --
        Changes in operating assets and liabilities:
            Accounts receivable                                                                (827)            521
            Inventories                                                                      (5,506)         (7,096)
            Prepaid expenses and other current assets                                          (475)           (190)
            Accounts payable                                                                  3,512           2,550
            Accrued expenses and other current liabilities                                    5,396           1,580
                                                                                          ---------       ---------
                    Net cash provided by operating activities                                23,520          17,700
                                                                                          ---------       ---------

Cash flows from investing activities:
    Maturities of marketable securities                                                         201           1,159
    Proceeds from sales of property, plant and equipment                                         10             825
    Acquisition of property, plant and equipment                                             (1,253)         (2,465)
    (Increase) decrease in other assets                                                      (7,145)            201
                                                                                          ---------       ---------
                    Net cash used in investing activities                                    (8,187)           (280)
                                                                                          ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of debt                                                          153,000           4,675
    Proceeds from issuance of senior and junior preferred stock                              67,000              --
    Distributions to shareholders                                                            (8,929)        (20,595)
    Payments of debt                                                                        (13,993)         (4,481)
    Issuance of capital stock                                                                 5,500              --
    Principal payments of capital lease obligations                                            (102)           (115)
    Repurchase of shareholders' common stock and recapitalization                          (217,387)             --
                                                                                          ---------       ---------
                    Net cash used in financing activities                                   (14,911)        (20,516)
                                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                                            422          (3,096)
Cash and cash equivalents at beginning of period                                              7,945           5,735
                                                                                          =========       =========
Cash and cash equivalents at end of period                                                $   8,367       $   2,639
                                                                                          =========       =========
Supplemental disclosures of cash flow information:
     Cash paid during the periods for:
            Interest                                                                      $   1,999       $     546
                                                                                          =========       =========
            Income taxes                                                                  $   1,162       $     162
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


     Summarized financial information of New Twin is as follows:

                                                  September 30,     December 31,
                                                      1996               1995
                                               ----------------   --------------
                                                   (unaudited)
Current assets                                    $  65,676       $  58,663
Noncurrent assets                                    77,732          16,646
Current liabilities                                  20,249          14,233
Noncurrent liabilities                              147,468           5,671
Shareholders' equity (deficit)                      (24,309)         55,405


                            Three months ended             Nine months ended
                                 September 30,                September 30,
                      ----------------------------   --------------------------
                       1996           1995             1996            1995
                      ------      ------------      ---------       -----------
Net sales           $ 39,393        $ 35,002        $121,230        $104,822
Gross profit          15,563          13,103          49,548          40,877
Net income             2,165           5,884           7,622          19,613

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

10. Restatement of Financial Statements As of September 30, 1996 and for the Nine Months Ended September 30, 1996 - As described in Note 3, in connnection with the Acquisition Agreement, the Company recorded deferred tax assets of approximately $57,300. These assets were originally recorded with a corresponding credit to additional paid-in capital. Subsequent to the issuance of the September 30, 1996 interim financial statements, the Company realized that approximately $6,120 of these deferred tax assets, representing the tax benefit relating to $15,300 of nonrecurring non-competition agreement expense, should have been recorded with a corresponding credit to the provision for income taxes. The results of the restatement on the financial statements as of, and for the nine months ended September 30, 1996, are summarized as follows:

                                           As Previously                       As
                                              Reported    Adjustments       Restated
                                              --------    -----------       --------
     Provision for (benefit from) income
     taxes                                   $  3,266    $  (6,120)       $ (2,854)
     Net income                                  1,502        6,120           7,622
     Additional paid-in capital                 80,701       (6,120)         74,581
     Retained earnings (deficit)              (176,396)       6,120        (170,276)

     This restatement has no impact on previously reported pro forma net loss, pro forma net loss per share or total shareholders' deficit as of, and for the nine month period ended September 30, 1996. This restatement also has no impact on the Company's operations or its cash flows.

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





                               TWINLAB CORPORATION


                              By:/s/ Ross Blechman
                                  --------------------------
                                     Ross Blechman
                                     Chairman, President and
                                     Chief Executive Officer


Dated: February 18, 1996      By:/s/ Brian Blechman
                                 --------------------------
                                      Brian Blechman
                                      Executive Vice President - Treasurer,
                                      Chief Accounting Officer