Form 10-K
period 1996-12-31
TWINLAB CORP
filed 1997-03-24
CIK 1015868

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 1996
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the  transition  period from  ________________  to
     _____________

                         COMMISSION FILE NUMBER: 0-21003

                               TWINLAB CORPORATION
             (Exact name of Registrant as Specified in Its Charter)



                                    DELAWARE
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                              2120 SMITHTOWN AVENUE
                              RONKONKOMA, NEW YORK
                    (Address of Principal Executive Offices)

                                   11-3317986
                                (I.R.S. Employer
                               Identification No.)

                                      11779
                                   (Zip Code)
       Registrant's telephone number, including area code: (516) 467-3140

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $1.00 PAR VALUE

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on March 21, 1997 as reported on The Nasdaq National Market System was $127,654,800.

     As of March 21, 1997, the registrant had 27,000,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TWINLAB CORPORATION
                         1996 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



                                     PART I


Item 1.  Business....................................................................................................1

Item 2.  Properties.................................................................................................11

Item 3.  Legal Proceedings..........................................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders........................................................12


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................................13

Item 6.  Selected Financial Data....................................................................................14

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................16

Item 8.  Financial Statements and Supplementary Data................................................................19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................19


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.........................................................19

Item 11. Executive Compensation.....................................................................................19

Item 12. Security Ownership of Certain Beneficial Owners and Management.............................................19

Item 13. Certain Relationships and Related Party Transactions.......................................................19


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................20


Signatures

     Information contained or incorporated by reference in this report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Business Strategy." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following information includes cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, the term "Company" refers to (a) Twinlab Corporation ("TLC") and, as applicable, its direct and indirect subsidiaries, Twin Laboratories Inc. and Advanced Research Press, Inc. ("ARP"), when used with respect to information about events occurring since May 7, 1996 and (b) collectively Natur-Pharma Inc., Twin Laboratories Inc., Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation, B. Bros. Realty Corporation and Advanced Research Press, Inc., all of which were affiliated entities, as such entities existed prior to May 7, 1996, when used with respect to historical information contained herein. Except where otherwise indicated, the information in this report gives effect to an 18.5 for 1 stock split effected as a stock dividend with respect to the Common Stock which was effected prior to the consummation of TLC's initial public offering (the "IPO") in November 1996.

GENERAL

     The Company believes based upon its knowledge of the nutritional supplement industry that it is one of the leading manufacturers and marketers of brand name nutritional supplements sold through domestic health food stores. Since the Company's founding in 1968, the Company has emphasized the development and introduction of high-quality, unique products in response to emerging trends in the nutritional supplement industry. The Company produces a full line of nutritional supplements and offers the broadest product line in the industry with more than 840 products and 1,600 SKU's. The Company's product line includes vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas marketed under the TWINLAB (R) trademark and a full line of herbal supplements and phytonutrients and herb teas marketed under the Nature's Herbs (R) and Alvita (R) trademarks, respectively. None of the Company's products individually accounted for more than 5.3% of total net sales in 1996. The Company's broad product line, strong history of new product introductions and innovations, superior marketing and advertising programs and premium product quality have established TWINLAB, Nature's Herbs and Alvita as leading brands in the nutritional supplement industry.

     The Company has diversified its product line through internal growth, product development and selected acquisitions, including the acquisition in 1989 of Natur-Pharma Inc., a leading manufacturer and marketer of herbal supplements and phytonutrients under the Nature's Herbs brand name, and the acquisition in 1991 of Alvita Products, Inc., a leading marketer of herb teas. The Company has achieved increased net sales and income from operations every year since 1990. In particular, during the three-year period from 1994 through 1996, the Company achieved a compound annual growth rate in net sales and income from operations of 20.4% and 28.0%, respectively. For the fiscal year ended December 31, 1996, the Company achieved net sales growth of 14.3% to $170.1 million and growth in income from operations of 24.8% to $39.5 million, as compared to fiscal year 1995.

     The Company's products target consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods. The Company's products compete primarily in the health food store market, where the dominant competitive factors include product attributes such as quality, potency and the uniqueness of the product formulation. The Company sells its products domestically primarily through a network of approximately 60 distributors who service approximately 11,000 health food stores and other selected retail outlets. The Company believes that its products are available in over 90% of the health food stores in the United States. However, the Company believes that growth opportunities are available in this market as only approximately 12% of such stores carry the full line of TWINLAB products. The health food store channel of distribution has expanded significantly in recent years and is expected to grow further as national chains, including those which sell the Company's products such as General Nutrition Companies, Inc. ("GNC"), Whole Foods Market ("WFM"), Wild Oats Markets, Fresh Fields, and other industry participants continue to add stores in new and existing markets. The health food store market differs significantly from the mass market for vitamin and other nutritional supplements where price and convenience constitute the primary bases of competition. The nutritional supplement products sold in grocery stores, drug stores and mass merchandisers are typically manufactured by large pharmaceutical companies and private label manufacturers. The Company's products are also offered in Europe, Asia, South America and other international markets through arrangements with overseas distributors.

     The Company believes it is well positioned to capitalize on the growth of the nutritional supplement market which management believes will be fueled by
(i) favorable demographic trends towards older Americans who are more likely to consume nutritional supplements; (ii) product introductions in response to new scientific research findings; (iii) the nationwide trend toward preventive medicine in response to rising health care costs; and (iv) the heightened understanding and awareness of the connection between diet and health. Moreover, although the industry has grown dramatically in recent years, there is still a large untapped domestic market as only an estimated 40% of Americans currently consume vitamins, minerals and herbal supplements on a regular basis.

     In November 1996, following the consummation of the Company's IPO, the Common Stock of TLC was listed on the Nasdaq National Market under the symbol "TWLB". TLC was incorporated under the laws of the State of Delaware in 1996 and maintains its principal executive offices at 2120 Smithtown Avenue, Ronkonkoma, New York 11779. Its telephone number is (516) 467-3140.

BUSINESS STRATEGY

     The Company's strategy is to continue to enhance its leadership position in the sale of vitamins, minerals and other nutritional supplements in domestic health food stores and to increase its market share and sales while continuing to improve its overall operating efficiency and financial performance. The Company intends to capitalize on the TWINLAB brand name by growing market share domestically, increasing penetration of the Company's other brands, continuing to introduce new products and product extensions, and expanding internationally. Specifically, the Company seeks to:

     Capitalize on Powerful Brand Name Recognition. The Company's recognized product quality, broad product line, strong history of new product introductions and innovations, and superior marketing and advertising programs have established TWINLAB, Nature's Herbs and Alvita as leading brands in the nutritional supplement industry. The Company's extensive marketing and advertising programs have been critical components of its products' strong brand name recognition, and management believes that the Company offers its customers the strongest marketing and advertising support programs in the industry. In fiscal 1996, the Company invested $12.7 million, an increase of 14.0% over fiscal 1995, in marketing and advertising to promote its products.

     Increase Penetration in the Growing Health Food Market. Management believes that the expansion of retail distribution channels and the strong growth characteristics of the nutritional supplement industry provide the Company with significant opportunities to increase sales. Management further believes that the established brand name recognition of the Company's products positions it to increase its penetration of shelf space as health food retailers seek to align themselves with companies which possess strong brand names, offer a wide range of products, demonstrate continued marketing and advertising support and provide consistently high levels of customer service. Since Nature's Herbs and Alvita products currently are available in fewer domestic health food stores than TWINLAB products, the Company believes that it will be able to capitalize on health food retailers' success with the TWINLAB product line in order to significantly increase shelf space for the Company's herbal supplements, phytonutrients and herb teas.

     Continue to Introduce New Products and Product Innovations. A cornerstone of the Company's success has been its ability to rapidly utilize recent scientific and medical findings in its new product development efforts. The Company has consistently been among the first in its industry to introduce new products and product innovations which anticipate and meet customer demands for newly identified nutritional supplement benefits. Furthermore, the Company's geographically diverse network of more than 60 distributors allows the Company to achieve immediate and broad distribution for new product launches. As part of its ongoing research and development effort, the Company maintains an extensive database and actively researches and monitors a wide variety of publications containing scientific and medical research. From 1991 through 1996, the Company introduced over 460 products, with over 110 new products introduced in 1996 alone. Gross sales during 1996 from new products introduced in 1996 were $16.3 million, or approximately 9.0% of gross sales. The Company intends to continue to introduce new and innovative products.

     Build Upon Established Customer Relationships. The Company's established relationships with distributors and health food store retailers are based upon the Company's commitment to a high level of customer service. In order to ensure that its customers receive prompt and reliable service, the Company has designed a flexible and responsive manufacturing process and has achieved a fill rate of approximately 98% for customer orders. In addition, the Company's sales force consists of approximately 30 dedicated sales professionals who operate in sales territories which cover the entire continental United States and Alaska. The primary functions of the Company's sales force are to gain better placement and additional shelf space for the Company's products and to stay abreast of customer needs. The sales force personnel work with direct accounts, distributors and individual retailers to enhance knowledge of TWINLAB, Nature's Herbs and Alvita products and to achieve maximum exposure for these products.

     Increase Penetration of Foreign Markets. Management believes that there are substantial opportunities for the Company to expand its presence in foreign markets. The Company has an international department, headed by a senior sales professional, dedicated to increasing sales in such markets. The Company's foreign marketing effort is primarily focused on establishing additional relationships with leading overseas distributor organizations as a cost-effective method of increasing international sales. The Company presently has distribution agreements covering over 44 foreign countries. In 1996, the Company had net sales of $11.7 million to foreign markets.

     Supplement Internal Growth Through Strategic Acquisitions. As the nutritional supplement industry is highly fragmented with many companies producing only a single product line or single product, the Company believes that it is strategically positioned to participate in the consolidation of the industry due to its established brand name, broad distribution capabilities and ability to generate sales of its products through successful marketing programs. Since 1989 the Company has acquired two businesses, Natur-Pharma Inc. (Nature's Herbs) and Alvita Products, Inc., and in each case has embarked on expansion programs which resulted in substantially higher sales and income from operations for the acquired companies. Net sales for Nature's Herbs products increased from $5.2 million in 1990 (the first full year after its acquisition) to $21.0 million in 1996, and net sales for Alvita products increased from $1.7 million in 1992 (the first full year after its acquisition) to $7.7 million in 1996. The Company intends to pursue acquisition opportunities, including product line acquisitions, that complement its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals.

     There can be no assurance that the Company will successfully implement all or any part of its strategy.

INDUSTRY

     The retail market for vitamins, minerals and other supplements, herbal supplements, and herb teas has demonstrated strong growth in recent years. The Company believes that these market segments will continue to experience strong growth due to recent scientific research suggesting potential health benefits from regular consumption of vitamins and other nutritional supplement products, increasing national interest in preventive health measures and favorable demographic trends that indicate increased usage of vitamins and other nutritional supplements.

     The Company expects that the aging of the United States population, together with a corresponding increased focus on preventive health measures, will result in increased demand for nutritional supplement products. The 35-and-older age group of consumers, which represent a significant proportion of regular users of vitamin and mineral supplements, is expected to grow dramatically over the next two decades. Based on data provided by the U.S. Bureau of the Census, from 1990 to 2010, the 35-44 and 45-and-older age groups are projected to grow at rates 175% and 225% faster than the general U.S. population, respectively. In addition, the "baby boom echo" (the children of baby boomers) is projected to result in substantial growth in the 16-21 age group, the largest segment of consumers of sports nutrition products. The Company expects that growth in this age group will result in increased demand for its sports nutrition products.

     Vitamins and other nutritional supplements are sold primarily through six channels of distribution: health food stores, drug stores, supermarkets and other grocery stores, discount stores, mail order, and direct sales organizations. Mass market retailers (drug stores, grocery stores and discount stores) account for approximately 60% of sales, while health food stores, mail order and direct selling account for approximately 40% of sales.

     The United States health food store market is comprised of approximately 11,000 stores, which are generally either independently owned or associated with one of several regional or national chains, including GNC and WFM. The health food store channel of distribution has grown significantly in recent years and is expected to continue to grow as customers of the Company, such as GNC, WFM, Wild Oats Markets and Fresh Fields, and other industry participants continue to add stores in new and existing markets.

     The Company believes the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

PRODUCTS

     The Company has a highly diversified array of products which achieve strong gross margins. The Company manufactures and markets over 840 products and over 1,600 SKU's in two primary business areas: the TWINLAB Division and the herbal products category. Products sold under the TWINLAB brand name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The herbal products category includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs Division and a full line of herb teas marketed by the Alvita Tea Division. The Company also operates a subsidiary which publishes health, fitness and nutrition-related publications.

TWINLAB Products

     Vitamins, Minerals and Amino Acids. Vitamin, mineral and amino acid products include a complete line of multivitamins and single-entity vitamins (such as B-complex, C and E), minerals (such as calcium and magnesium) and amino acids (such as glutamine and carnitine) marketed under the TWINLAB brand name. These products are available in a variety of delivery forms, including liquid, powder, capsule and tablet to accommodate a variety of consumer preferences. This category targets a broad array of health conscious consumers, with particular emphasis on consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods.

     Sports Nutrition. Sports nutrition products include a wide variety of nutritional supplements designed for and targeted to athletes. Sports nutrition products include Hydra Fuel and Ultra Fuel drinks, which replenish glucose and electrolytes depleted during strenuous exercise; and DietFuel, RxFuel, and Ripped Fuel, which are marketed, as part of a low fat diet and exercise program, for the preservation of lean body mass and the building of muscle mass. The Company's sports nutrition products are utilized by both amateur and professional athletes in a variety of competitive sports. The Company believes that its strong sports nutrition business serves to increase the Company's brand awareness among customers who, as they grow older, will shift their buying patterns to include vitamins, minerals and herbal products, and who, based on their positive experiences with the Company's brand name, are more likely to purchase the Company's other products.

     Special Formulas. Special formulas include a broad assortment of products formulated with specific health conditions or objectives in mind. Special formulas are primarily targeted to sophisticated users of health related products, including regular customers of health food stores. Examples include OcuGuard, which is formulated for nutritional support of the eyes, Coenzyme Q10, which is designed for cardiovascular health, and the MaxiLIFE Protector Series, a complete array of formulas marketed towards the aging "baby boomers" which includes women's protector formulas for the skin and bones and a complete line of MaxiLIFE formulas for prostate, colon and heart health. In addition, the Company sells a variety of fish and marine oils in a number of different delivery forms which offer a multitude of nutritional benefits, including favorable effects on cardiovascular health.

Herbal Products

     Herbal Supplements and Phytonutrients. Herbal supplements and phytonutrients (nutrients from botanical sources that are considered to have medicinal properties) have become increasingly important categories in health food stores. Through its Nature's Herbs product line, the Company produces a full line of herbal supplements and phytonutrients which offer natural alternatives to over-the-counter ("OTC") medications. The Company manufactures and markets approximately 500 SKU's of herbal and botanical supplements which are produced at the Company's modern FDA registered manufacturing facility in American Fork, Utah and sold under the Nature's Herbs brand name. Nature's Herbs products include single herbs, such as saw palmetto, garlic, gingko, ginseng and golden seal; traditional combinations, such as echinacea-golden seal; standardized extracts, such as Bilberry Power and Milk Thistle Power sold under the POWER HERBS(R) brand name; and natural HealthCare product formulations, such as Allerin and Coldrin. Nature's Herbs products are packaged using the innovative FRESH CARE(R) System developed by the Company. The FRESH CARE System is the first all-glass and antioxidant-protected herbal packaging system that helps remove oxygen while locking out air, moisture and light in order to maintain potency and to extend freshness. Management believes that the association of the Nature's Herbs product line with TWINLAB's strong name brand recognition and reputation for premium quality and service, combined with the increased penetration of herbal supplements and phytonutrients in the growing health food store channel of distribution, have contributed to the rapid growth experienced by this product line.

     Herb Teas. Through its Alvita product line, the Company offers approximately 185 SKU's of herb teas in both single use bags and bulk. Alvita is a leading brand of herb teas and is one of the most recognizable tea brands sold through health food stores. Alvita was founded in 1922 and is one of the nation's oldest herb tea companies. Alvita purchases tea in bulk form, formulates blends of natural herb teas and designs the packaging for its products. Alvita's teas are currently blended and packaged by an independent contractor. Representative Alvita teas include Peppermint Leaf, Chamomile, Echinacea, Golden Seal, Ginger and Senna Leaf, as well as new-age blends such as Chinese Green Tea which is available in a choice of citrus flavors, and TrimTime Thermogenic Diet Tea. Alvita markets its products with an environmentally conscious theme by packaging bulk tea and tea bags in paper and by not utilizing shrink wrap for either its outer boxes or tea bags. Alvita recently launched a new line of herbal tea blends named Herbal Remeteas, including Highland Lullaby, Manchurian Brain Blend, Jamaica Digesti Brew, and Canadian Natur-Tussin. The Company also recently expanded its Alvita product line by combining Alvita teas with vitamins and other nutritional supplements, creating a new delivery form for vitamins and other nutritional supplements.

Publishing

     Through Advanced Research Press, Inc., the Company publishes All Natural Muscular Development, a high-quality bodybuilding and fitness magazine featuring a scientific advisory board and contributors considered to be among the most accomplished and knowledgeable in their respective fields. In 1996, the magazine reinforced its commitment to drug-free bodybuilding by becoming the first modern periodical to showcase and endorse only steroid-free bodybuilding. The magazine covers recent developments and provides innovative information in the fields of training and nutrition research, supplements, health, fitness and diet. This publication serves as a useful vehicle to increase public awareness of the Company's products and as an outlet for a portion of the Company's advertising program. All Natural Muscular Development currently has a monthly paid circulation of approximately 115,000 readers. The Company also publishes health and fitness related books and is exploring the introduction of new health and fitness related products.

PRODUCT DEVELOPMENT

     The Company is recognized as an industry leader in new product development. The Company closely monitors consumer trends and scientific research, and has consistently introduced innovative products and programs to respond to such trends and research. The Company's product development staff regularly studies over 50 different health and nutrition periodicals, including the New England Journal of Medicine and the Journal of the American Medical Association, in order to generate ideas for new product formulations. Management believes that the Company's introduction of new products has increased market share for both the Company and its retail customers, and the Company intends to continue developing new products and programs in the future. The Company was the first major nutritional supplement manufacturer to introduce such industry-wide innovations as: an all-capsule vitamin and mineral line that is well tolerated by allergy-prone individuals; a complete line of amino acids and fish and marine oils; the most advanced and complete array of antioxidants, including L-glutathione, L-cysteine, N-acetyl cysteine (NAC) and an entirely new class of antioxidants, including polyphenols, flavonoids and isoflavones; concentrated Coenzyme Q10; high potency phosphatidyl choline and patented GTF Chromium; pioneering thermogenic products; standardized herbal extracts guaranteeing potency (Certified Potency); the FRESH CARE packaging system designed to preserve potency and freshness; a full line of Ayurvedic Indian herbal products; and a complete line of herb teas in single use bag and bulk form. From 1991 through 1996, the Company introduced over 460 products with over 110 new products introduced in 1996 alone.

     The Company's research and development expenses were $1.1 million in 1996, $1.1 million in 1995 and $1.0 million in 1994, including the support of scientific research at independent research centers located at major universities and medical centers.

SALES AND DISTRIBUTION

     The Company believes that its TWINLAB products are available in approximately 90% of domestic health food stores. However, the Company believes that growth opportunities are available in this market as only approximately 12% of such stores carry the full line of TWINLAB products. The Company sells its products primarily through a network of approximately 60 distributors, which service approximately 11,000 health food stores throughout the country and selected retail outlets. Sales to domestic distributors represented approximately 88% of the Company's gross sales in 1996. The Company's distributor customers include GNC, Tree of Life, Cornucopia, Stow Mills, Nature's Best and other distributors that supply retailers of vitamins, minerals and other nutritional supplements. Management believes that it sells its products to every major domestic nutritional supplement distributor servicing health food stores and is generally the largest independent supplier of nutritional supplements to each such distributor. The Company is also currently expanding distribution into domestic military exchanges.

     Several of the Company's distributors, such as GNC, Cornucopia and Tree of Life, are national in scope, but most are regional in nature and operate one or more localized distribution centers. Generally, the Company enters into nonexclusive area rights agreements with its domestic distributors, who are also responsible for new account development. Retailers typically place orders with and are supplied directly by the Company's distributors. In the past ten years, the Company has not lost a major distributor customer other than through consolidation with an existing customer of the Company. The breadth and depth of the products manufactured and the ability to manufacture with minimal throughput times enables the Company to maintain extremely high order fill rates which management believes are among the highest in the industry.

     The Company's success depends in part upon its ability to attract, retain and motivate a large base of distributors, and its ability to maintain a satisfactory relationship with GNC, the largest retail organization which sells the Company's products and which operates approximately 3,000 stores. Tree of Life and GNC accounted for approximately 25.0% and 20.0%, respectively, of the Company's net sales in 1996. No other single customer accounted for more than 10% of the Company's net sales in 1996. The loss of either Tree of Life as a distributor or GNC as a customer, or the loss of a significant number of other distributors, or a significant reduction in purchase volume by Tree of Life, GNC or such other distributors, for any reason, would have a material adverse effect on the Company's results of operations and financial condition.

     Approximately 6.9%, or $11.7 million, of the Company's net sales in 1996 were derived from international sales which originate from overseas distributor organizations. The Company presently has distribution agreements for approximately fifteen European countries, including Great Britain, The Benelux Countries and the Scandinavian countries; approximately fourteen Latin American countries, including Mexico, Brazil and Paraguay; approximately eight Middle Eastern countries, including Israel and Saudi Arabia; and various other countries in the Far East and the Caribbean.

MARKETING AND CUSTOMER SALES SUPPORT

     The Company's marketing strategy, which centers around an extensive advertising and promotion program, and customer sales support services have been critical components of the Company's growth, strong brand name recognition and leading position within the nutritional supplement industry.

     The Company's marketing and advertising expenditures were approximately $12.7 million in 1996, $11.1 million in 1995 and $8.7 million in 1994. Of the Company's $10.2 million in 1996 advertising expenditures, approximately $6.5 million, or 64%, was spent on print advertising, approximately $2.2 million, or 21%, was spent on television and radio advertising and approximately $1.5 million, or 15%, was spent on production of advertising materials. As the Company's customers align themselves with fewer vendors of brand name products, the Company believes that its strong commitment to advertising and promotion will continue to constitute a significant competitive advantage. The Company's advertising strategy stresses brand awareness of the Company's various product segments in order to generate purchases by customers and also communicates the points-of-difference between the Company's products and those of its competitors.

     A significant portion of the Company's advertising budget is focused on advertisements in magazines. The Company regularly advertises in consumer magazines such as Better Nutrition, Delicious, Vegetarian Times, Let's Live, Natural Health, New Age Journal, Bicycling, VeloNews, Triathlete, Runner's World, Muscle & Fitness, Flex, and Ironman, as well as trade magazines such as Natural Foods Merchandiser, Vitamin Retailer, Nutrition Science News, Health Foods Business and Whole Foods.

     Other marketing and advertising programs conducted by the Company include participation in or sponsorship of sporting events such as running competitions, including the Boston Marathon and the Los Angeles Marathon, and bodybuilding competitions, including the Arnold Classic and the NPC National Bodybuilding Championships, and sponsorship of health-oriented television and radio programs. In addition, the Company promotes its products at major industry trade shows and through in-store point of sale materials. The Company also engages athletic personalities as well as scientists to communicate on the Company's behalf with the trade and the public and to promote the Company's products.

     The Company's established customer relationships are based upon the Company's long-standing commitment to a high level of customer service. The Company's sales force currently consists of approximately 30 dedicated sales professionals whose primary functions are to gain better placement and additional shelf space for TWINLAB, Nature's Herbs and Alvita products and to stay abreast of customer needs. These sales representatives are assigned to specific territories covering the entire continental United States and Alaska. These personnel work with direct accounts, distributors and individual retailers to enhance knowledge of the Company's products and to maximize exposure for TWINLAB, Nature's Herbs and Alvita products. An additional three person sales and marketing staff supports Nature's Herbs products and the servicing of customer needs. The Company also designs and supplies marketing literature to help educate retailers and consumers as to the benefits of the Company's products.

     The Company operates an in-house customer service department to respond to inquiries requesting information concerning product applications, background data, ingredient compositions and the efficacy of products. The department is currently staffed by six nutrition experts.

MANUFACTURING AND PRODUCT QUALITY

     Virtually all of the Company's TWINLAB products are manufactured at the Company's 80,000 square foot manufacturing facility located in Ronkonkoma, New York. Herbal supplements and phytonutrients are manufactured at the Company's 60,000 square foot FDA registered manufacturing facility in American Fork, Utah. Herb teas are currently packaged by an independent contractor and are warehoused at the American Fork, Utah, facility. The Company's two modern manufacturing facilities provide the Company with the capability to meet customers' sales demands with a prompt response time and to maintain the highest level of quality control. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements. Management believes that the Company's manufacturing facilities are among the most advanced in the nutritional supplement industry. See "Properties."

     The Company's modern manufacturing operations feature pharmaceutical quality blending, filling and packaging capabilities, which enable the Company to offer quality and consistency in formulation and delivery. The Company operates flexible manufacturing lines which enables it to efficiently and effectively shift output among various products as dictated by customer demand. The Company is capable of producing over 25 million capsules and tablets, over 100,000 pounds of blended powder and up to 2,500 gallons of liquid preparations per day. The Company has seven high-speed capsule and tablet packaging lines, two high-speed liquid filling lines, two powder filling lines and one chewable tablet packaging line which are capable of operating simultaneously at its Ronkonkoma, New York, and American Fork, Utah, facilities. The Company manufactures the powders used in its line of single-serving sports drink products but utilizes a contract bottler for the hydration and bottling of these products. The Company operates on a 24-hour work day that includes two production shifts and a third shift dedicated primarily to cleaning, maintenance and equipment set-up.

     The Company sources its raw material needs from over 200 different suppliers, including some of the largest pharmaceutical and chemical companies in the world. The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any single supplier for its needs. No single supplier accounted for more than 10% of the Company's total purchases in 1996.

     Substantially all of the Company's herbal supplements and herb teas contain ingredients that are harvested by and obtained from third-party suppliers, and many of those ingredients are harvested internationally and only once per year or on a seasonal basis. An unexpected interruption of supply, such as a harvest failure, could cause the Company's results of operations derived from such products to be adversely affected. Although the Company has generally been able to raise its prices in response to significant increases in the cost of such ingredients, the Company has not always in the past been, and may not in the future always be, able to raise prices quickly enough to offset the effects of such increased raw material costs.

     The Company's quality standards are a critical factor in consumer purchase decisions, and the Company believes it has established a competitive advantage based on the quality of its products. All of the Company's capsule and tablet products are visually inspected before being packaged in virtually light-proof amber glass for better product freshness and stability. Moreover, each of the Company's products undergoes comprehensive quality control testing procedures from the receipt of raw materials to the release of the packaged product. The Company utilizes real-time computerized monitoring of its manufacturing processes to ensure proper product weights and measures. In addition, the Company maintains two in-house analytical laboratories with state-of-the-art testing and analysis equipment where the Company performs most of its testing, including active component characterization utilizing thin-layer and high-pressure liquid chromatography, UV visible and infrared spectrometry, and atomic absorption spectrometry. The Company contracts with independent laboratories to perform the balance of its testing requirements. A team of 57 full-time quality assurance professionals regularly conducts a wide variety of visual and scientific tests on all manufactured products, and samples of raw materials and finished products are retained for quality control purposes for up to four years. See "--Regulatory Matters--Government Regulation."

     The Company has a strong commitment to maintaining the quality of the environment. All of the Company's plastic containers are recyclable and, wherever possible, the Company uses recyclable glass. The Company was also one of the first companies in the industry to use biodegradable starch pellets for packing materials. In addition, the Company has removed most solvents from its production processes (using natural, environmentally-safe alternatives) and helped develop a special glue for manufacturing purposes that contains virtually no harmful hydrocarbons. The Company believes it is in material compliance with all applicable environmental regulations.

COMPETITION

     Within the nutritional supplement industry, suppliers can be divided into three major categories: specialty firms, like the Company, which focus on vitamins, minerals and other nutritional supplements targeted to health food store retailers; major pharmaceutical companies and private label contractors, which sell vitamins and other nutritional supplements that are targeted to mass market retailers; and direct sale and mail order companies. The domestic nutritional supplement industry that targets products to the health food store market is highly fragmented, with a number of small competitors involved in manufacturing and marketing vitamin and other nutritional supplement products to health food retailers and distributors. Most of these companies are relatively small businesses operating on a local or regional level. Although most companies are privately held, resulting in the Company's inability to precisely assess the size of its competitors, management believes that the Company is substantially larger than the next largest firm that targets independently-owned health food stores and that, among competitors which sell through independent distributors, it is the largest company which manufactures a majority of its own products.

     The Company's principal competitors in the health food store market include Nutraceuticals, Weider/Schiff, Nature's Way, Solgar and Nature's Plus. Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are products offered under GNC's own private label. Many of the Company's competitors in markets other than the health food store market, including the major pharmaceutical companies, have substantially greater financial and other resources than the Company.

     The Company believes that the growing number of health food retailers are increasingly likely to align themselves with those companies which offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of products, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, high customer-order fill rate, strong and effective sales force and distribution network and sophisticated advertising and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

     The business of developing, manufacturing and selling vitamins, minerals, sports nutrition products and other nutritional supplements is highly competitive. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company.

REGULATORY MATTERS

     Government Regulation

     The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and foreign countries to which the Company's products are distributed and in which the Company's products are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements.

     On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This new law revises the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The DSHEA also invalidated the FDA's enforcement theory that dietary supplements were food additives requiring pre-market approval.

     The substantial majority of the products marketed by the Company are classified as dietary supplements under the FFDC Act. Advertising and label claims for dietary supplements have been regulated by state and federal authorities under a number of disparate regulatory schemes. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims.

     The labeling requirements for dietary supplements have not been clearly established. In December 1995, the FDA issued proposed regulations to govern the labeling of dietary supplements. These regulations are expected to become final in 1997 and would require the Company to revise all of its dietary supplement labels by 1998.

     Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA") which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. To date, the FDA has approved the use of health claims for dietary supplements only in connection with calcium for osteoporosis, and folic acid for neural tube defects. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA pre-approval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g. "promotes your cardiovascular health").

     Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

     As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

     The Company's American Fork, Utah, facility is registered with the FDA as a manufacturer of OTC drugs and is subject to periodic inspection by the FDA.

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

     See also "Legal Proceedings."

     FTC Proceeding

     In 1989, the Company received an informal inquiry from the New York Regional Office of the FTC seeking substantiation for certain advertising claims made for a segment of its "Fuel" bodybuilding and sports nutrition line of products. In response, the Company submitted scientific substantiation and financial information to the FTC.

     The Company has engaged in negotiations with the FTC relating to the proposed terms of a consent order (the "Consent Order") to settle this matter. The most recent draft of the proposed Consent Order provides for, among other things, injunctive relief prohibiting the Company from making certain muscle building and fat burning claims for four of its Fuel products and substantially similar products without scientific substantiation and a $200,000 payment to the FTC. The FTC staff has indicated that unless a settlement is reached, it would proceed to recommend to the FTC Commissioners that a civil administrative complaint be issued against the Company. The Company has determined at the current time not to settle this matter on the terms set forth in the most recent draft of the Consent Order, which draft the FTC has stated is its final offer for a negotiated settlement. The Company cannot at this time predict whether it will be able to reach a negotiated settlement of this matter.

     The Company believes that it has adequate scientific substantiation for the claims at issue, and intends to vigorously defend this matter if a settlement is not reached. There can be no assurance that any injunctive relief, monetary payment (including potential consumer redress payments) or other terms resulting from a negotiated or litigated resolution of this matter would be limited to those sought in the most recent draft of the Consent Order or would not have a material adverse effect on the Company.

     Ma Huang

     Approximately 15 of the Company's products include an herb known as "Ma Huang," which contains naturally-occurring ephedrine. Certain of such products also contain caffeine or other central nervous system stimulants. Such products accounted for approximately 9.8% of the Company's gross sales in 1996. The
Company's products which contain Ma Huang are generally marketed for bodybuilding, weight loss, sports nutrition and for other purposes, including increased endurance and energy, generally in conjunction with diet or exercise, and as natural alternatives to over-the-counter medications.

     Ma Huang has been the subject of certain adverse publicity in the United States and other countries relating to alleged harmful or adverse effects, including the deaths of several individuals. The FDA has placed on public file a list of over 600 such alleged adverse events. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or consume dietary supplements containing ephedrine with labels that often portray the products as apparent alternatives to illegal street drugs. None of the Company's products which contain Ma Huang are marketed for such purpose. In August 1996, the FDA convened a Food Advisory Committee meeting to review and make recommendations concerning the safety and appropriate labeling of Ma Huang-containing dietary supplements. The FDA may propose regulations that will require reduced dosages coupled with strict manufacturing standards, labeling restrictions and a prohibition against combining Ma Huang with other central nervous system stimulants such as caffeine. There can be no assurance that such regulations will not prohibit either the sale of dietary supplements containing Ma Huang in combination with any other ingredients or the sale of all dietary supplements containing any Ma Huang. The promulgation of such regulations would require the Company to reformulate and relabel substantially all of its Ma Huang products and there can be no assurance as to the effect that any resulting reformulation and relabeling of the Company's products would have on the sales of such products. The Company's sales of products that contain Ma Huang increased slightly during fiscal year 1996, as compared to fiscal year 1995.

     A number of states and local governmental entities have instituted bans on sales of Ma Huang-containing products that are portrayed as apparent alternatives to illegal street drugs; other states and foreign jurisdictions limit ephedrine levels and require appropriate warnings on product labels, regulate ephedrine-containing products as controlled substances or prohibit the sales of products which contain Ma Huang other than by licensed pharmacists. There are also federal, state and local proposals to broaden the regulation of, or otherwise limit or prohibit, the sale of products containing ephedrine. The Company's products containing Ma Huang may become subject to further federal, state, local or foreign laws or regulations, which could require the Company to reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang and/or relabel its products with different warnings or revised directions for use. See "Legal Proceedings."

EMPLOYEES

     At December 31, 1996, the Company employed 551 persons, of which 120 were involved in executive, sales and administrative activities. The balance of the Company's employees were engaged in production, packaging and shipping activities. None of the Company's employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

TRADEMARKS

     The Company's trademarks are valuable assets which are very important to the marketing of its products.The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company owns trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in many other countries for its TWINLAB, Nature's Herbs, Alvita and Fuel family of trademarks, and has rights to use other names material to its business. In addition, the Company has obtained trademarks for various of its products and has approximately 250 trademark registrations with the United States Patent and Trademark Office for TWINLAB, Nature's Herbs and Alvita brands. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. In addition, common law trademark rights extend only to the geographic area in which the trademark is actually used, while U.S. federal registration prohibits the use of the trademark by any third party anywhere in the United States. The Company vigorously protects its trademarks against infringement.

ITEM 2.    PROPERTIES

     The Company owns a modern vitamin, mineral and nutritional supplement manufacturing facility in Ronkonkoma, New York. This 80,000 square foot facility also houses the Company's executive offices. The Company leases 26,300 square feet of warehouse space in Ronkonkoma, 60,000 square feet of warehouse space in Hauppauge, New York, and 5,000 square feet of office space in Ronkonkoma. In addition, the Company owns a modern FDA-registered 60,000 square foot manufacturing facility in American Fork, Utah. This facility, which was initially constructed in 1993, houses office, manufacturing and warehousing facilities for the operations of the Nature's Herbs Division of the Company and office and warehousing facilities for the operations of the Alvita Tea Division of the Company.

     The Company believes that its facilities and equipment generally are well maintained and in good operating condition. The Company recently completed an 8,500 square foot addition to its Utah facility at a cost of approximately $700,000 to provide additional plant capacity for the operations of the Nature's Herbs and Alvita Tea Divisions of the Company. Management believes that the Company's Utah facility will be sufficient to enable the Company to meet sales demand for the foreseeable future. The Company has entered into a contract for the purchase of an approximately 110,000 square foot facility near its currently owned facility in Ronkonkoma, New York, which would be used to expand the Company's manufacturing and warehousing capabilities and office-space in a manner which the Company believes would be sufficient to meet its growth requirements for the foreseeable future. The cost to the Company of the facility, including anticipated renovations, is expected to aggregate approximately $6.5 million. The purchase is expected to be consummated in the second quarter of 1997 and is subject to customary conditions, including due diligence review by the Company. There can be no assurance at this time that the Company will acquire this facility.


ITEM 3.  LEGAL PROCEEDINGS

     The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company currently has $75.0 million of product liability insurance (which does not cover matters relating to L-Tryptophan) with a $10,000 self insurance retention per occurrence and $100,000 self insurance retention in the aggregate. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities.

     The Company, like various other participants in the nutritional supplement industry, has been a defendant in court actions seeking damages for alleged personal injuries resulting from products containing allegedly contaminated added manufactured L-Tryptophan. To date, approximately 131 of the approximately 133 suits in which the Company was a named defendant (the "L-Tryptophan Actions") have been dismissed or settled at no cost to the Company pursuant to an Indemnification Agreement (the "Indemnification Agreement") between the Company and a U.S. subsidiary of the Japanese manufacturer of the allegedly contaminated ingredient. The Company believes, after consultation with outside counsel, that few new lawsuits are likely to be brought in view of applicable statutes of limitation and, in light of the Indemnification Agreement and the resolution of virtually all of the L-Tryptophan Actions at no cost to the Company, that the prospect of the remaining L-Tryptophan Actions and any possible future actions having a material adverse effect on the Company's results of operations or financial condition is remote. The Company no longer markets any products containing added manufactured L-Tryptophan.

     The State of California has established permissable lead levels in foods pursuant to Proposition 65 of its Health & Safety Code ("Proposition 65"). Proposition 65 requires a warning on all products that contain identified reproductive toxins or carcinogens in excess of permitted levels. In February 1997, the Attorney General of the State of California filed a Complaint for
Civil Penalty and Injunctive Relief in the Superior Court of the State of California (San Francisco) (Action No. 984503) against a number of corporations, including the Company, alleging that dietary supplements containing calcium compounds marketed by such entities contain lead levels that exceed acceptable levels under Proposition 65 without providing the warning required by Proposition 65. The Company disputes this assertion relating to its calcium products. While it is premature to assess the potential outcome of this litigation, the Company believes that the resolution of this matter should not have a material adverse effect on the Company's results of operations or financial condition.

     The Company is presently engaged in various other legal actions, and although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations and financial condition.

     See also "Business--Regulatory Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 1996, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has traded on the Nasdaq National Market System since the Company's initial public offering (the "IPO") of its Common Stock in November 1996, in which 8,500,000 shares of Common Stock were issued by the Company. Prior to the IPO, there was no public market for the Common Stock. On March 21, 1997, the closing price of the Company's Common Stock as reported by Nasdaq was $13.00. As of March 21, 1997, there were 74 holders of record of the Company's Common Stock. The high and low sales prices for the Common Stock for the fourth quarter of 1996 (from November 15, 1996) were $12.375 and $11.375, respectively.

     From 1993 until May 7, 1996, the Company consisted solely of "S" corporations. While maintaining such status, the Company periodically declared and paid dividends to its shareholders, including amounts sufficient for its shareholders to pay their income taxes on the earnings of the Company that were treated as having been earned by the Company's shareholders. The Company terminated its "S" corporation status on May 7, 1996.

     The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. TLC conducts its business through its direct and indirect subsidiaries and has no operations of its own. The principal assets of TLC are the capital stock of its direct and indirect subsidiaries, Twin Laboratories Inc. and ARP. Accordingly, TLC has no independent means of generating revenues. As a holding company, TLC's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Financing arrangements under which Twin Laboratories Inc. is the borrower restrict the payment of dividends and the making of loans, advances or other distributions to TLC, except in certain limited circumstances. The payment of cash dividends in the future will depend upon, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

     On May 7, 1996, Twin Laboratories Inc. sold $100,000,000 aggregate principal amount of its 10 1/4% Senior Subordinated Notes due 2006 (the "Old Notes") to Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (collectively, the "Initial Notes Purchasers") for $100,000,000 in cash (less the Initial Notes Purchasers' discount of $3,000,000). Such securities were sold in a transaction that was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Subsequently, pursuant to a Registration Statement on Form S-4, on October 28, 1996, the Company consummated a fully-subscribed registered exchange offer under the Securities Act for the Old Notes and issued in exchange therefor $100,000,000 aggregate principal amount of its registered 10 1/4% Senior Subordinated Notes due 2006 (collectively with the Old Notes, the "Notes").

     On May 7, 1996, TLC sold (i) an aggregate of 30,000 shares of its 14% Non-Voting Senior Cumulative Preferred Stock (the "Senior Preferred Stock") to five investors (the "Senior Preferred Stock Purchasers") for $30,000,000 in cash, (ii) 37,000 shares of its 11 1/4% Non-Voting Junior Cumulative Preferred Stock (the "Junior Preferred Stock") to Green Equity Investors II, L.P. ("GEI") for $37,000,000 in cash, (iii) 1,295,000 shares of Common Stock to the Senior Preferred Stock Purchasers for an aggregate of $700,000 in cash, (iv) 8,880,000 shares of Common Stock to GEI for an aggregate of $4,800,000 in cash, and (v) an aggregate of 8,325,000 shares of Common Stock valued at $4,500,000 to certain members of its senior management in exchange for certain of their shares of common stock of Natur-Pharma Inc. Such securities were sold in transactions that were exempt from registration under Section 4(2) of the Securities Act. In connection with the consummation of the IPO, in November 1996, the Company redeemed all of the outstanding shares of Senior Preferred Stock and Junior Preferred Stock, which together had an aggregate liquidation preference of $67.0 million, plus accrued and unpaid dividends thereon.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data as of December 31, 1996, 1995, 1994, 1993 and 1992, and for each of the years then ended has been derived from the audited Consolidated Financial Statements of the Company. The report of Deloitte & Touche LLP, independent auditors, on the Consolidated Financial Statements as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 is included elsewhere herein. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                                                                                      YEAR ENDED DECEMBER 31,
                                                      1996              1995              1994             1993           1992
                                                  ------------     -------------     -------------     ------------   ------------

STATEMENT OF INCOME DATA:
     Net sales..............................          $170,075          $148,735          $117,342         $ 99,897        $83,014
     Cost of sales..........................            99,827            89,932            70,247           62,131         51,214
                                                     ---------         ---------         ---------        ---------      ---------
     Gross profit...........................            70,248            58,803            47,095           37,766         31,800
     Operating expenses.....................            30,784            27,191            23,022           21,125         17,463
                                                      --------          --------          --------         --------       --------
     Income from operations.................            39,464            31,612            24,073           16,641         14,337
                                                      --------          --------            ------           ------       --------
     Other (expense) income:
         Interest income....................               593               313               254              242            302
         Interest expense...................          (10,005)             (866)             (761)            (487)          (494)
         Transaction expenses...............             (400)             (656)               ---              ---            ---
         Nonrecurring non-competition
         agreement expense..................          (15,300)               ---               ---              ---            ---
         Other..............................                32                61               354              510          (135)
                                                    ----------        ----------        ----------       ----------     ----------
                                                        25,080           (1,148)             (153)              265          (327)
                                                     ---------        ----------       -----------        ---------      ---------
     Income before unusual item, provision for
     income taxes and extraordinary item....            14,384            30,464            23,920           16,906         14,010
     Unusual item - nonrecurring charge for prior
     years' income tax assessment...........               ---               ---             1,982              ---            ---
     Provision for income taxes.............               796               240               245              230            651
                                                      --------          --------          --------         --------       --------
     Income before extraordinary item.......            13,588            30,224            21,693           16,676         13,359
     Extraordinary item.....................           (1,792)               --                --               --              76
                                                    ----------      ------------      ------------     ------------    -----------
     Net income.............................         $  11,796          $ 30,224         $  21,693        $  16,676       $ 13,435
                                                     =========          ========         =========        =========       ========
PRO FORMA RELATING TO CHANGE IN TAX STATUS: (A)
     Historical income before provision for
     income taxes...........................           $14,384           $30,464           $21,938          $16,906        $14,010
     Pro forma provision for income taxes...             5,466            12,060             9,087            6,644          5,436
                                                      --------        ----------         ---------        ---------      ---------
     Pro forma income relating to change in tax
     status before extraordinary item.......             8,918            18,404            12,851           10,262          8,574
     Extraordinary item.....................           (1,792)                --                --               --             --
                                                     --------       ------------      ------------      -----------    -----------
     Pro forma net income relating to change in
     tax status.............................          $  7,126           $18,404           $12,851          $10,262        $ 8,574
                                                      ========           =======           =======          =======        =======
     Pro forma net income relating to change in
     tax status per share (b)...............         $    0.08         $    0.68
                                                     =========         =========
     Weighted average shares outstanding (c)            27,000            27,000
                                                      ========          ========
PRO FORMA FOR THE TRANSACTIONS AND THE IPO: (D)
     Net sales..............................          $170,075          $148,735
     Interest expense.......................            12,372            12,355
     Net income.............................            16,729            11,429
     Net income per share...................              0.62              0.42
     Weighted average shares outstanding....            27,000            27,000
OTHER DATA:

                                                                        Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                    1996         1995          1994            1993            1992
                                               -----------   ------------  ------------   ------------     -----------
     EBITDA (e).............................     $ 41,619      $ 33,516       $ 25,023      $  17,446        $ 15,229
     Capital expenditures...................        2,252         2,641          1,786          4,904        $  1,304
     Depreciation...........................        1,121           909            851            710             806
     Amortization...........................          759           102             99             95              86
     Net sales growth.......................         14.3%         26.8%          17.5%          20.3%           18.3%
     Income from operations growth..........         24.8          31.3           44.7           16.1            31.2
     Pro forma net income growth............       (87.7)          43.2           25.2           19.7            35.8
     Income from operations margin (f)......         23.2          21.3           20.5           16.7            17.3
                                                                                   AS OF DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                    1996         1995          1994            1993            1992
                                               -----------   ------------  ------------   ------------     -----------
BALANCE SHEET DATA:
     Net working capital (excluding cash and
     cash equivalents, marketable securities     $43,569
     and current debt........................                   $39,405        $35,056       $25,437          $18,575
     Property, plant and equipment, net.....      14,157         13,036         12,071        10,732            7,863
     Total assets...........................     141,537         75,309         64,706        55,587           44,368
     Total debt (including current debt)....     120,654          8,792          9,288         8,039            6,066
     Shareholders' equity...................       1,688         55,405         48,671        40,543           33,180

----------------

(a) The Company consisted of S corporations and, accordingly, federal and state taxes were generally paid at the shareholder level only. On May 7, 1996, the Company eliminated its S corporation status and, accordingly, will be subject to federal and state income taxes.

(b) Pro forma net income per share for the year ended December 31, 1996 has been computed by dividing pro forma net income, after reduction for Preferred Stock dividends of $4.9 million, by the weighted average shares outstanding.

(c) Weighted average shares outstanding represents the number of equivalent shares outstanding after giving retroactive effect to TLC's 18.5 for 1 stock split (effected in the form of a stock dividend) and assumes that the 10,175,000 shares issued in connection with the Acquisition (as defined herein) and the 8,500,000 shares of Common Stock offered in the IPO are outstanding during each of the periods indicated. See Notes to the Consolidated Financial Statements of the Company included elsewhere in this Report.

(d) The unaudited pro forma results of operations assume the Transactions (as defined herein) and the subsequent IPO occurred on January 1, 1995, and excludes the effect of (i) the nonrecurring non-competition agreement expense, (ii) the Transaction expenses, (iii) the extraordinary item, and
     (iv) the dividends paid on the Preferred Stock which was redeemed in connection with the IPO, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status described in Note (a) above. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions and the subsequent IPO in fact occurred on January 1, 1995.

(e) EBITDA represents income from operations before depreciation and amortization expense, and certain other charges related to legal settlements, increases in inventory reserves, a tax settlement relating to a limited partnership interest, which interest was sold in 1996, and certain management fees paid to GEI. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by
     GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.

(f) Income from operations margin equals income from operations as a percentage of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein. The Company consisted of "S" corporations for the years ended December 31, 1995 and 1994 and through the consummation of the Acquisition on May 7, 1996. Accordingly, federal and state taxes were generally paid at the shareholder level only. The provision for income taxes through May 7, 1996 and for the years ended December 31, 1995 and 1994 represented state taxes for New York, which imposes a corporate tax for all income in excess of $0.2 million. Upon consummation of the Transactions (as defined herein), the Company eliminated its "S" corporation status and, accordingly, is subject to federal and state income taxes.

     The Company operates in one business segment, the manufacture and marketing of brand name nutritional supplements. Within this segment, the Company operates in two primary business areas: the TWINLAB Division and the herbal products category. Products sold under the TWINLAB brand name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The herbal products category includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs Division and a full line of herb teas marketed by the Alvita Tea Division. In addition, the Company's publishing activities are conducted through its subsidiary, Advanced Research Press, Inc.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales. Net sales for fiscal 1996 was $170.1 million, an increase of $21.4 million, or 14.3%, as compared to net sales of $148.7 million for fiscal 1995. The 14.3% increase was attributable to increases in gross sales, partially offset by an increase in discounts and allowances which was associated with the Company's increased sales volume. Net sales of TWINLAB products contributed $136.1 million, an increase of $15.6 million, or 12.9%, as compared to $120.5 million for fiscal 1995. This increase was primarily due to increased demand for products sold under the TWINLAB brand name, which increase was due in substantial part to the successful introduction of a number of new special formula and sports nutrition products. Herbal products contributed $28.7 million, an increase of $5.2 million, or 22.1%, as compared to $23.5 million for fiscal 1995. The net sales increase in the herbal products category was primarily due to increased demand for both Nature's Herbs and Alvita products, which increase was due in part to the successful introduction of new products, continued strong consumer interest in existing products and increased penetration of both Alvita and Nature's Herbs products into domestic health food stores. Publishing contributed net sales of $5.2 million, as compared to $4.7 million for fiscal 1995.

     Gross Profit. Gross profit for fiscal 1996 was $70.2 million, which represented an increase of $11.4 million, or 19.5%, as compared to $58.8 million for fiscal 1995. Gross profit margin was 41.3% for fiscal 1996 as compared to 39.5% for fiscal 1995. The overall increase in gross profit was attributable to the Company's higher sales volume for fiscal 1996 as compared to fiscal 1995. The increase in gross profit margin for fiscal 1996 as compared to fiscal 1995 was due primarily to higher gross profit margins on recently introduced new product formulations and to continued absorption of manufacturing overhead expenses over a larger sales base and improved manufacturing production efficiencies, offset in part by an increase in sales discounts and allowances.

     Operating Expenses. Operating expenses were $30.8 million for fiscal 1996, representing an increase of $3.6 million, or 13.2%, as compared to $27.2 million for fiscal 1995. As a percent of net sales, operating expenses declined from 18.3% for fiscal 1995 to 18.1% for fiscal 1996. The increase in operating expenses was primarily attributable to increased selling and advertising expenses and higher operating expenses resulting from the Company's increased sales for fiscal 1996. The decline in operating expenses as a percent of net sales was due to the Company's ability to maintain its research and development expenditures and a substantial portion of its general and administrative costs at approximately the same level as in fiscal 1995, while substantially increasing the Company's sales volume.

     Income from Operations. Income from operations was $39.5 million for fiscal 1996, representing an increase of $7.9 million, or 24.8%, as compared to $31.6 million for fiscal 1995. Income from operations margin increased to 23.2% of net sales for fiscal 1996, as compared to 21.3% of net sales for fiscal 1995. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume, higher gross margins and lower operating expenses as a percent of net sales for fiscal 1996.

     Other Income (Expense). Other expense was $25.1 million for fiscal 1996, as compared to $1.1 million for fiscal 1995. The net increase is primarily attributable to a non-recurring $15.3 million charge relating to the write-off of certain non-competition agreements and a $9.1 million increase in interest expense which resulted from increased borrowings.


FISCAL 1995 COMPARED TO FISCAL 1994

     Net Sales. Net sales for fiscal 1995 was $148.7 million, an increase of $31.4 million, or 26.8%, as compared to net sales of $117.3 million in fiscal
1994. The 26.8% increase was attributable to an increase in gross sales, partially offset by an increase in discounts and allowances due to the Company's increased sales volume. Net sales of TWINLAB products contributed $120.5 million, an increase of $24.2 million, or 25.2%, as compared to $96.3 million in fiscal 1994. This increase was due primarily to increased demand for a variety of sports nutrition products and the successful introduction of new product formulations and strong growth in existing product lines in the special formulas category, and to a lesser extent to continued strong consumer interest in vitamins, minerals and amino acids products. Herbal products contributed $23.5 million, an increase of $5.9 million, or 33.3%, as compared to $17.6 million in fiscal 1994. The net sales increase in the herbal products category was primarily due to new product introductions, continued strong consumer interest in existing products and increased penetration of both Alvita and Nature's Herbs products into domestic health food stores. Publishing contributed net sales of $4.7 million, as compared to $3.4 million in fiscal 1994.

     Gross Profit. Gross profit for fiscal 1995 was $58.8 million, which represented an increase of $11.7 million, or 24.9%, as compared to $47.1 million for fiscal 1994. Gross margin was 39.5% for fiscal 1995, as compared to 40.1% for fiscal 1994. The overall increase in gross profit dollars was attributable to the Company's higher sales volume in fiscal 1995. The decrease in gross margin for fiscal 1995 as compared to fiscal 1994 was due primarily to lower gross margins on certain herbal products due to certain raw materials price increases and an increase in sales discounts and allowances offered on certain TWINLAB and herbal products under certain sales incentive programs introduced in 1995, which programs were continued in 1996. Such decreases in gross margin were partially offset by increased sales from a more favorable product mix and increases in the Company's gross margins on certain TWINLAB and herbal products.

     Operating Expenses. Operating expenses were $27.2 million for fiscal 1995, representing an increase of $4.2 million, as compared to $23.0 million for fiscal 1994. As a percent of net sales, operating expenses declined from 19.6% in fiscal 1994 to 18.3% in fiscal 1995. The increase in operating expenses was primarily attributable to increased selling and advertising expenses and higher operating expenses resulting from the Company's increased level of sales in fiscal 1995. The decline in operating expenses as a percent of net sales is due to the Company's ability to maintain its expenditures for research and development and certain general and administrative functions at approximately the same level as in fiscal 1994, while substantially increasing the Company's sales volume.

     Income from Operations. Income from operations was $31.6 million in fiscal 1995, representing an increase of $7.5 million, or 31.3%, as compared to $24.1 million for fiscal 1994. Income from operations margin increased to 21.3% of net sales in fiscal 1995, as compared to 20.5% of net sales in fiscal 1994. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume in fiscal 1995 and a reduction in the Company's operating expenses as a percent of net sales, which was partially offset by a reduction in gross margin as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On May 7, 1996, (i) GEI acquired 48% of the Common Stock of TLC for aggregate consideration of $4.8 million and shares of Junior Preferred Stock for aggregate consideration of $37.0 million, (ii) the Senior Preferred Stock Purchasers acquired 7% of the Common Stock of TLC for aggregate consideration of $0.7 million and shares of Senior Preferred Stock of TLC (the "Senior Preferred Stock," and, together with the Junior Preferred Stock, the "Preferred Stock") for aggregate consideration of $30.0 million, (iii) the Blechman Brothers and Stephen Welling (collectively, the "Continuing Stockholders") exchanged certain of their shares of common stock of Natur-Pharma Inc. for 45% of the outstanding shares of Common Stock of TLC, valued at $4.5 million, (iv) TLC purchased all of the remaining shares of common stock of Natur-Pharma Inc. from the existing stockholders for cash, resulting in Natur-Pharma Inc. becoming a wholly owned subsidiary of TLC, (v) Twin Laboratories Inc., Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation and B. Bros. Realty Corporation merged into Natur-Pharma Inc. (the "Natur-Pharma Merger");

and Advanced Research Press, Inc. merged with Natur-Pharma II Inc., a wholly owned subsidiary of Natur-Pharma Inc. (the surviving entity in such merger is referred to herein as "ARP"), and (vi) in connection with such mergers the existing stockholders received cash in consideration for all of their shares of capital stock of Twin Laboratories Inc., Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation, B. Bros. Realty Corporation and Advanced Research Press, Inc. The total cash consideration that the existing stockholders received was approximately $212.5 million, approximately $15.3 million of which represented consideration for non-competition agreements with each of the existing stockholders. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (which provided for a term loan facility in the amount of $53.0 million and a revolving credit facility in the amount of $15.0 million) (the "Old Credit Facility") and issued $100.0 million aggregate principal amount of the Notes (the "Note Offering," and, collectively with the Acquisition and the Old Credit Facility, the "Transactions"). The net cash proceeds of the Note Offering were used, together with borrowings under the Old Credit Facility, the proceeds from the issuance of the Common Stock and Preferred Stock of TLC and available cash of the Company, to finance the Acquisition, to refinance approximately $7.0 million aggregate principal amount of debt of the Company and to pay related fees and expenses. In connection with the Acquisition, Natur-Pharma Inc.'s name was changed to Twin Laboratories Inc. Subsequent to the consummation of the Transactions, the Company repaid $6.0 million of outstanding indebtedness under the term loan facility contained in the Old Credit Facility.

     The Natur-Pharma Merger was treated as taxable asset purchases for federal and state income tax purposes and as a recapitalization for financial accounting purposes. For federal and state income tax purposes, the purchase price was allocated among the various corporations and their respective assets and liabilities based on the respective fair values as of the date of the consummation of the Acquisition. This resulted in different book and tax asset bases for the assets of Twin Laboratories Inc., Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation and B. Bros. Realty Corporation, which resulted in deferred tax assets of approximately $55.6 million which will reduce future tax liabilities.

     In November 1996, the Company consummated the IPO, with the sale to the public of 8.5 million shares of Common Stock, representing approximately 31.5% of the outstanding capital stock of the Company. In connection with the consummation of the IPO, the Company entered into the New Credit Facility, which provides for a revolving credit facility of $50.0 million. The net proceeds to the Company of the IPO of approximately $93.7 million, together with available cash resources of the Company and approximately $20.0 million of borrowings available under the New Credit Facility, were used to repay all of the Company's outstanding indebtedness under the term loan facility contained in the Old Credit Facility, plus accrued and unpaid interest thereon, and to redeem all of the outstanding shares of Preferred Stock having an aggregate liquidation preference of $67.0 million, plus accrued and unpaid dividends thereon. As of February 28, 1997, the Company repaid approximately $5.0 million of the outstanding indebtedness under the New Credit Facility.

     For fiscal 1996, cash provided by operating activities was $25.5 million, compared to $26.8 million during fiscal 1995 and $12.9 million in fiscal 1994. The decrease in fiscal 1996 compared to fiscal 1995 was primarily due to higher interest expense, substantially offset by higher income from operations. Cash used in financing activities was $28.0 million in fiscal 1996, reflecting the net cash effects of the Transactions (including the payments to the stockholders made pursuant to the Acquisition) and the IPO and the application of the proceeds therefrom, the prepayment of $6.0 million of outstanding indebtedness under the term loan facility contained in the Old Credit Facility prior to the consummation of the IPO, and distributions of $8.9 million to stockholders prior to the consummation of the Acquisition. Cash used in financing activities was $24.0 million in fiscal 1995 and $13.0 million in fiscal 1994 and primarily consisted of distributions to stockholders of $23.5 million and $13.6 million for fiscal 1995 and fiscal 1994, respectively.

     Capital expenditures, including purchases under capital leases for fiscal 1994, were $2.3 million, $2.6 million and $2.5 million for fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Such capital expenditures were primarily used to purchase production equipment, expand capacity and improve manufacturing efficiency. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. Capital expenditures, including maintenance capital expenditures, are expected to be approximately $4.8 million during fiscal 1997 and will be used primarily to purchase manufacturing equipment for the Company's manufacturing facilities. In addition, the Company has entered into a contract for the purchase of an approximately 110,000 square foot warehouse, manufacturing and office facility in Ronkonkoma, New York. The purchase is expected to be consummated in the second quarter of 1997 and is subject to customary conditions, including due diligence review by the Company. If this acquisition is completed, the Company anticipates making additional capital expenditures of approximately $6.5 million in fiscal 1997 to acquire and renovate such facility. See "Properties."

     TLC has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, TLC's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture, dated as of May 7, 1996, among TLC, Twin Laboratories Inc., ARP and Fleet National Bank, as trustee, relating to the Notes and the New Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under the New Credit Facility. As of February 28, 1997, approximately $35.0 million of borrowings were available under the New Credit Facility for working capital requirements and general corporate purposes.

     One of the Company's business strategies is to pursue acquisition opportunities, including product line acquisitions, that complement its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Up to $35.0 million of borrowings under the New Credit Facility will be available to fund future acquisitions, subject to certain conditions and reductions (including a reduction for the approximately $15.0 million of borrowings under the New Credit Facility outstanding as of February 28, 1997, until such time as such borrowings are repaid). There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

IMPACT OF INFLATION

     Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has not had a material impact on the Company's historical operations or profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto are presented under
Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III


Information required under PART III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 29, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) (1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

                                                                                                                              Page
TWINLAB CORPORATION AND SUBSIDIARIES
Independent Auditors' Report..................................................................................................F-1

     (1) FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of December 31, 1996 and 1995.........................................................F-2
         Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994...............................F-3
         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996,
         1995 and  1994.......................................................................................................F-4
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994...........................F-5
         Notes to Consolidated Financial Statements...........................................................................F-6

     (2) FINANCIAL STATEMENT SCHEDULE
         For the Three Years Ended December 31, 1996

         Schedule II - Valuation and Qualifying Accounts......................................................................S-1

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(C)      EXHIBITS:


Exhibit
Number   Description of Exhibit

2.1    --      Stock  Purchase  and Sale  Agreement,  dated as of March 5, 1996,
               among  David  Blechman,  Jean  Blechman,   Brian  Blechman,  Neil
               Blechman, Ross Blechman,  Steve Blechman, Dean Blechman,  Stephen
               Welling,  the  Registrant,  Natur-Pharma  Inc.  and Green  Equity
               Investors  II,  L.P.   ("GEI")  (the  "Stock  Purchase  and  Sale
               Agreement") (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, dated June 4, 1996, as amended, filed by the Registrant, Registration No. 333- 05191;
               "TLC S-1").

2.1.1  --      Amendment to the Stock Purchase and Sale Agreement,  dated May 6,
               1996 (incorporated by reference to Exhibit 2.1.1 to TLC S-1).

3.1    --      Second Amended and Restated  Certificate of  Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, dated June 25, 1996, as amended, filed by Twin Laboratories Inc. ("Twin"), Registration
               No. 333-06781; "Twin S-4").

3.2    --      Amended and Restated  By-laws of the Registrant  (incorporated by reference to Exhibit 3.5 to Twin S-4).

4.1    --      Indenture,  dated  May 7,  1996,  among  Twin,  and  ARP  and the
               Registrant (together, the "Guarantors"),  and Fleet National Bank
               as  Trustee,   Registrar,  Paying  Agent  and  Securities  Agent,
               regarding Twin's

               10 1/4% Senior Subordinated Notes due 2006 and the 10 1/4% Senior
               Subordinated   Notes  due  2006  issued  in   exchange   therefor
               (incorporated by reference to Exhibit 4.2 to TLC S-1).


10.1   --      Credit and Guarantee  Agreement,  dated May 7, 1996,  among Twin,
               the  Registrant,   the  financial   institutions  named  therein,
               Chemical Bank as Administrative Agent and The Bank of New York as
               Documentation  Agent (incorporated by reference to Exhibit 4.3 to
               TLC S-1).

10.2   --      Amended  and  Restated  Credit  and  Guarantee  Agreement,  dated
               November 15, 1996,  among Twin,  the  Registrant,  the  financial
               institutions   named  therein,   The  Chase   Manhattan  Bank  as
               Administrative  Agent  and The Bank of New York as  Documentation
               Agent.*

10.3   --      Guarantee and Collateral Agreement,  dated May 7, 1996, among the
               Registrant,   Twin,  and  ARP  in  favor  of  Chemical  Bank,  as
               Administrative Agent (incorporated by reference to Exhibit 10.1 to TLC S-1).

10.4   --      Form of Revolving Credit Note.*

10.5   --      Form of Swing Line Note.*

10.6   --      Deed of Trust, dated May 7, 1996 (the "Deed of Trust"), from Twin to First American Title Company of Utah, Trustee for the use and benefit of Chemical Bank, as Administrative Agent, Beneficiary
               (incorporated by reference to Exhibit 10.6 to TLC S-1).

10.7   --      Amendment to Deed of Trust,  dated November 20, 1996,  among Twin and The Chase Manhattan Bank.*

10.8   --      Stockholders Agreement,  dated May 7, 1996, among Brian Blechman,
               Neil Blechman,  Ross Blechman,  Steve Blechman, Dean Blechman and
               Stephen  Welling,   the  Registrant  and  GEI   (incorporated  by
               reference to Exhibit 10.8 to TLC S-1).

10.9   --      Secondary  Stockholders  Agreement  among  Brian  Blechman,  Neil
               Blechman,  Ross  Blechman,  Steve  Blechman,  Dean  Blechman  and
               Stephen  Welling,  the Registrant,  GEI, DLJ Investment  Funding,
               Inc., DLJ Investment  Partners,  L.P.,  Chase Equity  Associates,
               L.P., PMI Mezzanine Fund, L.P. and State Treasurer of the State of Michigan, Custodian of the Michigan Public School Employees'
               Retirement System, State Employees'  Retirement System,  Michigan
               State Police  Retirement  System,  and Michigan Judges Retirement
               System (incorporated by reference to Exhibit 10.9 to TLC S-1).

10.10   --     Employment  Agreement,  dated May 7, 1996, between Twin and Brian
               Blechman (incorporated by reference to Exhibit 10.10 to TLC S-1).

10.11   --     Employment  Agreement,  dated May 7, 1996,  between Twin and Neil
               Blechman (incorporated by reference to Exhibit 10.11 to TLC S-1).

10.12   --     Employment  Agreement,  dated May 7, 1996,  between Twin and Ross
               Blechman (incorporated by reference to Exhibit 10.12 to TLC S-1).

10.13   --     Employment  Agreement,  dated May 7, 1996, between Twin and Steve
               Blechman (incorporated by reference to Exhibit 10.13 to TLC S-1).

10.14   --     Employment  Agreement,  dated May 7, 1996,  between Twin and Dean
               Blechman (incorporated by reference to Exhibit 10.14 to TLC S-1).

10.15   --     Employment Agreement, dated May 7, 1996, between Twin and Stephen
               Welling (incorporated by reference to Exhibit 10.15 to TLC S-1).

10.16  --      Consulting  Agreement,  dated May 7, 1996, between Twin and David
               Blechman (incorporated by reference to Exhibit 10.16 to TLC S-1).

10.17  --      Consulting  Agreement,  dated May 7, 1996,  between Twin and Jean
               Blechman (incorporated by reference to Exhibit 10.17 to TLC S-1).

10.18  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               David Blechman (incorporated by reference to Exhibit 10.18 to TLC
               S-1).

10.19  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               Jean Blechman  (incorporated by reference to Exhibit 10.19 to TLC
               S-1).

10.20  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               Brian Blechman (incorporated by reference to Exhibit 10.20 to TLC
               S-1).

10.21  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               Neil Blechman  (incorporated by reference to Exhibit 10.21 to TLC
               S-1).

10.22  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               Ross Blechman  (incorporated by reference to Exhibit 10.22 to TLC
               S-1).

10.23  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               Steve Blechman (incorporated by reference to Exhibit 10.23 to TLC
               S-1).

10.24  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               Dean Blechman  (incorporated by reference to Exhibit 10.24 to TLC
               S-1).

10.25  --      Noncompetition  Agreement,  dated May 7, 1996,  between  Twin and
               Stephen  Welling  (incorporated  by reference to Exhibit 10.25 to
               TLC S-1).

10.26  --      Management  Services  Agreement,  dated May 7, 1996, between Twin and Leonard Green & Partners,  L.P. (incorporated by reference to
               Exhibit 10.26 to TLC S-1).

10.27  --      Form of Restated Standard Indemnity Agreement, dated August 1992, between Twin and Showa Denko America, Inc. (incorporated by reference to Exhibit 10.28 to TLC S-1).

10.28  --      Form of SDR Guaranty  Agreement,  dated August 1992, between Twin and Showa Denko K.K. (incorporated by reference to Exhibit 10.29 to TLC S-1).

10.29  --      Twinlab  Corporation  1996 Stock Incentive Plan  (incorporated by reference to Exhibit 10.30 to TLC S-1).

21.1   --      List of Registrant's  Subsidiaries  (incorporated by reference to
               Exhibit 21.1 to Twin S-4).

23.1   --      Consent of Deloitte & Touche LLP.*

27     --      Financial Data Schedule.*

------------
*    Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TWINLAB CORPORATION



                                         By:           /s/Ross Blechman
                                                 ----------------------------
                                                 Ross Blechman
                                                 Chairman of the Board, Chief
                                                 Executive Officer and
                                                 President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE(S)                                         DATE


   /s/ Ross Blechman                Chairman of the Board, Chief Executive           March 24, 1997
---------------------               Officer, President and Director (Principal
 Ross Blechman                      Executive Officer)


   /s/ Neil Blechman                Executive Vice President, Secretary and          March 24, 1997
---------------------               Director
    Neil Blechman


   /s/ Brian Blechman               Executive Vice President, Treasurer and          March 24, 1997
-----------------------------       Director (Principal Financial and Accounting
    Brian Blechman                  Officer)


   /s/ Steve Blechman               Executive Vice President and Director            March  24, 1997
-----------------------------
    Steve Blechman


   /s/ Dean Blechman                Executive Vice President and Director            March  24, 1997
------------------------------
    Dean Blechman


   /s/ Jonathan D. Sokoloff         Director                                         March  24, 1997
------------------------------
    Jonathan D. Sokoloff


   /s/ Jennifer Holden Dunbar       Director                                         March  24, 1997
------------------------------
    Jennifer Holden Dunbar




     /s/ John G. Danhakl
------------------------------      Director                                         March  24, 1997
    John G. Danhakl

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
  Twinlab Corporation and subsidiaries
  Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Twinlab Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Twinlab Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Jericho, New York
February 4, 1997

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                    1996               1995
                                                                                    ----               ----
ASSETS (Note 7)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    3,794        $     7,945
   Marketable securities                                                                --                201
   Accounts receivable, net of allowance for bad debts of
     $208 and $177, respectively (Note 14)                                          31,027             24,372
   Inventories (Note 3)                                                             29,443             25,273
   Deferred tax assets (Note 10)                                                     1,218             -
   Prepaid expenses and other current assets                                         1,076                872
                                                                                ----------        -----------
           Total current assets                                                     66,558             58,663
PROPERTY, PLANT AND EQUIPMENT, Net (Notes 4 and 8)                                  14,157             13,036
DEFERRED TAX ASSETS (Note 10)                                                       52,858                 --
OTHER ASSETS (Note 5)                                                                7,964              3,610
                                                                                ----------        -----------
TOTAL                                                                           $  141,537        $    75,309
                                                                                ==========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 7)                                   $   20,085        $     2,985
   Current portion of capital lease obligations (Note 8)                               146                136
   Accounts payable                                                                 10,313              6,854
   Accrued expenses and other current liabilities (Note 6)                           8,882              4,258
                                                                                ----------        -----------
           Total current liabilities                                                39,426             14,233
LONG-TERM DEBT, less current portion (Note 7)                                      100,265              5,367
CAPITAL LEASE OBLIGATIONS, less current portion (Note 8)                               158                304
                                                                                ----------        -----------
           Total liabilities                                                       139,849             19,904
                                                                                ----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS' EQUITY (Notes 1 and 9):
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
     none issued                                                                -                    -
   Common stock, $1.00 par value; 75,000,000 shares authorized;
     27,000,000 shares outstanding as of December 31, 1996
     and 450,000 as of December 31, 1995                                            27,000                450
   Additional paid-in capital                                                      141,338                 68
   Retained earnings (deficit)                                                    (166,650)            54,887
                                                                                ----------        -----------
           Total shareholders' equity                                                1,688             55,405
                                                                                ----------        -----------
TOTAL                                                                           $  141,537        $    75,309
                                                                                ==========        ===========

See notes to consolidated financial statements.


TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                           1996           1995          1994
                                                                           ----           ----          ----
NET SALES (Note 14)                                                     $  170,075    $  148,735    $  117,342
COST OF SALES                                                               99,827        89,932        70,247
                                                                        ----------    ----------    ----------
GROSS PROFIT                                                                70,248        58,803        47,095
OPERATING EXPENSES                                                          30,784        27,191        23,022
                                                                        ----------    ----------    ----------
INCOME FROM OPERATIONS                                                      39,464        31,612        24,073
                                                                        ----------    ----------    ----------
OTHER (EXPENSE) INCOME:
   Interest income                                                             593           313           254
   Interest expense                                                        (10,005)         (866)         (761)
   Transaction expenses (Note 1)                                              (400)         (656)           --
   Nonrecurring non-competition agreement expense (Note 1)                 (15,300)           --            --
   Other                                                                        32            61           354
                                                                        ----------    ----------    ----------
                                                                           (25,080)       (1,148)         (153)
                                                                        ----------    ----------    ----------
INCOME BEFORE UNUSUAL ITEM, PROVISION
FOR INCOME TAXES AND EXTRAORDINARY ITEM                                     14,384        30,464        23,920
UNUSUAL ITEM - Nonrecurring charge for prior years'
   income tax assessment (Note 13)                                             --             --         1,982
PROVISION FOR INCOME TAXES (Note 10)                                           796           240           245
                                                                        ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                                            13,588        30,224        21,693
EXTRAORDINARY ITEM, net of income tax benefit of
   $1,134 (Note 1)                                                          (1,792)           --            --
                                                                         ---------    ----------    ----------
NET INCOME                                                              $   11,796    $   30,224    $   21,693
                                                                        ==========    ==========    ==========
PRO FORMA RELATING TO CHANGE IN TAX STATUS
   (Note 1)
   Historical income before provision for income taxes and
     extraordinary item                                                 $   14,384    $   30,464    $   21,938
   Pro forma provision for income taxes                                      5,466        12,060         9,087
                                                                        ----------    ----------    ----------
   Pro forma income relating to change in tax status before
     extraordinary item                                                      8,918        18,404        12,851
   Extraordinary item                                                       (1,792)           --            --
                                                                        ----------    ----------    ----------
   Pro forma net income relating to change in tax status                     7,126        18,404        12,851
   Preferred Stock dividends                                                 4,862            --            --
                                                                        ----------    ----------    ----------
   Pro forma net income relating to change in tax status
     applicable to common stock                                         $    2,264    $   18,404    $   12,851
                                                                        ==========    ==========    ==========
   Pro forma income relating to change in tax status before
     extraordinary item per share                                       $     0.15    $     0.68
   Extraordinary item per share                                              (0.07)           --
                                                                        ----------     ---------
   Pro forma net income relating to change in tax status per
     share (Note 2)                                                     $     0.08    $     0.68
                                                                        ==========    ==========
   Weighted average shares outstanding (Note 2)                             27,000        27,000
                                                                        ==========    ==========
See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                                                                      ADDITIONAL        RETAINED
                                                             COMMON STOCK                PAID-IN        EARNINGS
                                                          ---------------------
                                                          SHARES         AMOUNT       CAPITAL           (DEFICIT)            TOTAL
                                                          ------         ------       -------           ---------            -----

Balance at January 1, 1994                                $   450,000    $      450    $        68     $     40,025    $    40,543

Net income                                                         --            --             --           21,693         21,693

Distributions to shareholders                                      --            --             --          (13,565)       (13,565)
                                                          -----------    ----------    -----------     ------------    -----------

Balance at December 31, 1994                                  450,000           450             68           48,153         48,671

Net income                                                         --            --             --           30,224         30,224

Distributions to shareholders                                      --            --             --          (23,490)       (23,490)
                                                          -----------    ----------    -----------     ------------    -----------

Balance at December 31, 1995                                  450,000           450             68           54,887         55,405

Net income                                                         --            --             --           11,796         11,796

Distributions to shareholders                                      --            --             --           (8,929)        (8,929)

Issuance of common stock (Note 1)                             550,000           550          4,950               --          5,500

Repurchase of shareholders' common
   stock and recapitalization including
   income tax effects (Note 1)                                     --            --         68,654         (219,542)      (150,888)

Additional shares issued in 18.5 for 1
   stock split effected in the form of
   a stock dividend (Note 9)                               17,500,000        17,500        (17,500)              --             --

Dividends on Preferred Stock                                       --            --             --           (4,862)        (4,862)

Initial public offering of common stock                     8,500,000         8,500         85,166               --         93,666
                                                          -----------    ----------    -----------     ------------    -----------

Balance at December 31, 1996                               27,000,000    $   27,000    $   141,338     $   (166,650)   $     1,688
                                                          ===========    ==========    ===========     ============    ===========


See notes to consolidated financial statements.


TWINLAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                                           1996            1995         1994
                                                                           ----            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  11,796    $    30,224    $    21,693
   Adjustment to reconcile net income to net cash provided
     by operating activities:
     Extraordinary item                                                      1,792         -            -
     Depreciation and amortization                                           1,880          1,011          950
     Gain on sale of equipment                                                  --            (58)        (153)
     Bad debt expense                                                          125            169          (59)
     Deferred income taxes                                                  (3,484)            --           --
     Nonrecurring non-competition agreement expense                         15,300             --           --
     Other                                                                      --             --            1
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (6,780)        (6,649)      (5,880)
       Inventories                                                          (4,170)        (2,541)      (3,717)
       Prepaid expenses and other current assets                              (204)           307          295
       Accounts payable                                                      3,459          3,242         (752)
       Accrued expenses and other current liabilities                        5,758          1,123          494
                                                                       -----------    -----------    ---------
              Net cash provided by operating activities                     25,472         26,828       12,872
                                                                       -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of marketable securities                                         201          1,178        1,120
   Proceeds from sales of property, plant and equipment                         10            825          435
   Acquisition of property, plant and equipment                             (2,252)        (2,641)      (1,786)
   Decrease (increase) in other assets                                         411              6         (519)
                                                                       -----------    -----------    ---------
              Net cash used in investing activities                         (1,630)          (632)        (750)
                                                                       -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                          173,000          4,685        6,073
   Proceeds from issuance of Preferred Stock                                67,000             --           --
   Dividends on Preferred Stock                                             (4,862)            --           --
   Distributions to shareholders                                            (8,929)       (23,490)     (13,565)
   Payments of debt                                                        (61,002)        (5,056)      (5,389)
   Redemption of Preferred Stock                                           (67,000)            --           --
   Issuance of common stock                                                  5,500             --           --
   Repurchase of shareholders' common stock and recapitalization          (216,780)            --           --
   Net proceeds from initial public offering of common stock                93,666             --           --
   Payment of financing costs                                               (8,450)            --           --
   Principal payments of capital lease obligations                            (136)          (125)        (121)
                                                                       -----------    -----------    ---------

              Net cash used in financing activities                        (27,993)       (23,986)     (13,002)
                                                                       -----------    -----------    ---------
Net (decrease) increase in cash and cash equivalents                        (4,151)         2,210         (880)
Cash and cash equivalents at beginning of year                               7,945          5,735        6,615
                                                                       -----------    -----------    ---------
Cash and cash equivalents at end of year                               $     3,794    $     7,945    $   5,735
                                                                       ===========    ===========    =========
Supplemental  disclosures of cash flow  information:
   Cash paid during the years for:
     Interest                                                          $     8,020    $       853    $     780
                                                                       ===========    ===========    =========
     Income taxes                                                      $     3,063    $       216    $     267
                                                                       ===========    ===========    =========
Supplemental disclosure of non-cash investing activities -
  Assets acquired under capital lease obligations                      $       --     $        --    $     686
                                                                       ===========    ===========    =========


                                       F-5


See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

1.     DESCRIPTION OF ENTITY, BASIS OF PRESENTATION AND INITIAL PUBLIC
       OFFERING

       Prior to May 7, 1996, Twin Laboratories Inc. ("Old Twin") and its affiliates, Twinlab Export Corp. ("Export"), Twinlab Specialty Corporation ("Specialty"), Alvita Products, Inc. ("Alvita"), Natur-Pharma, Inc. ("Natur-Pharma"), B. Bros. Realty Corporation ("B. Bros.") and Advanced Research Press, Inc. ("ARP") (collectively, the "Companies") operated as separate corporations, all of which were wholly-owned by the same individuals (with some companies having different ownership percentages among such individuals) except for Natur
       - Pharma and B. Bros., which were 97 percent owned by such individuals.

       On February 27, 1996, Twinlab Corporation (formerly TLG Laboratories Holding Corp.) ("TLC") was incorporated in contemplation of the Acquisition (as hereinafter defined). The accompanying consolidated financial statements include the accounts of TLC and subsidiaries (the "Company") after giving retroactive effect, in a manner similar to a pooling of interests, to the merger of the Companies pursuant to the Acquisition.

       The shareholders of the Companies entered into a stock purchase and sale agreement dated as of March 5, 1996 and which was consummated on May 7, 1996 pursuant to which (i) Green Equity Investors II, L.P. ("GEI") acquired 8,880,000 shares (adjusted for the 18.5 for 1 stock split - see
       Note 9a) (48 percent) of the common stock of TLC for aggregate consideration of $4,800 and shares of 11.25 percent non-voting junior redeemable preferred stock of TLC (the "Junior Preferred Stock") for aggregate consideration of $37,000, (ii) certain other investors acquired 1,295,000 shares (adjusted for the 18.5 for 1 stock split - see Note 9a) (7 percent) of the common stock of TLC (each of these other investors owns less than 5 percent of the common stock of TLC) for aggregate consideration of $700 and shares of 14 percent non-voting senior redeemable preferred stock of TLC for aggregate consideration of $30,000 (the "Senior Preferred Stock", and together with the Junior Preferred Stock, the "Preferred Stock"), (iii) certain of the shareholders of the Companies (the "Continuing Shareholders") exchanged certain of their shares of common stock of Natur-Pharma for 8,325,000 shares (adjusted for the 18.5 for 1 stock split - see Note 9a) (45 percent) of the outstanding shares of common stock of TLC, valued at $4,500, (iv) TLC purchased all of the remaining shares of common stock of Natur-Pharma from the existing shareholders for cash, resulting in Natur-Pharma becoming a wholly-owned subsidiary of TLC, (v) Twin, Alvita, Export, Specialty, and B. Bros. merged into Natur-Pharma and ARP merged with Natur-Pharma II, Inc., a wholly-owned subsidiary of Natur-Pharma (the surviving entity in such merger is referred to herein as "ARP"), and (vi) in connection with such mergers, the existing shareholders received cash in consideration for all their shares of capital stock of Twin, Alvita, Export, Specialty, B. Bros., and ARP. The total cash consideration that the existing shareholders received was approximately $212,500, approximately $15,300 of which represented consideration for non-competition agreements with each of the existing shareholders, which was recognized as a nonrecurring expense upon the consummation of the Acquisition. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (which provided for a term loan facility in the amount of $53,000 and a revolving credit facility in the amount of $15,000) (the "Old Credit Facility") and issued $100,000 aggregate principal amount of senior subordinated notes in a private placement (the "Note Offering", and, collectively with the Acquisition and the Old Credit Facility, the "Transactions"), which notes were subsequently exchanged in October 1996 for publicly registered notes. The net cash proceeds of the Note Offering were used, together with borrowings under the Old Credit Facility, the proceeds from the issuance of the common stock and Preferred Stock of TLC and available cash of the Company, to finance the Acquisition, to refinance approximately $7,000 aggregate principal amount of debt of the Company and to pay related fees and expenses. In connection with the Acquisition, Natur-Pharma's name was changed to Twin Laboratories Inc. ("Twin"). In connection with the Transactions, the Company has expensed $400 and $656 of professional fees for the year ended December 31, 1996 and 1995, respectively (the "Transaction Expenses").

       Because the Acquisition did not result in a change in control as defined in Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions" ("EITF 88-16"), the transactions were accounted for as a recapitalization under the guidance of EITF 88-16 and the Companies' historical basis of accounting were applied to the consolidated financial statements of TLC.

       The Company manufactures and markets brand name nutritional supplements sold primarily through domestic health food stores and international distributors. The TWINLAB Division of Twin manufactures a complete line of vitamins, minerals and amino acids, sports nutrition products, and special formulas. The Alvita Tea Division markets natural single herb teas and blends in both single use bags and bulk form. The Nature's Herbs Division manufactures and markets a full line of herbal supplements and phytonutrients. ARP is a publisher of health, fitness and nutrition-related publications.

       The following unaudited pro forma results of operations assume the Transactions occurred on January 1, 1995 and excludes the effect of (I) the nonrecurring non-competition agreement expense, and (II) the Transaction Expenses, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions in fact occurred on January 1, 1995.


                                                                          YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1996                      1995
                                                                     -----------             -----------
              Net sales                                              $   170,075             $   148,735
              Interest expense                                            15,395                  15,684
              Income before extraordinary item                            14,942                   9,418
              Income before extraordinary item per share                    0.55                    0.35
              Weighted average shares outstanding
                (in  thousands)                                           27,000                  27,000

       On November 15, 1996, the Company consummated an initial public offering of common stock (the "IPO"), with the sale to the public of 8,500,000 shares of common stock at $12.00 per share. In connection with the consummation of the IPO, the Company entered into an amended credit agreement which provides for a revolving credit facility of $50,000 (the "Amended Revolving Credit Facility") (see Note 7). The net proceeds to the Company of the IPO of approximately $93,666 (after underwriters' discounts of $6,630 and offering expenses of

       $1,704), together with available cash resources of the Company and approximately $20,000 of borrowings under the Amended Revolving Credit Facility, were used to repay all of the Company's outstanding indebtedness under the term loan contained in the Old Credit Facility, plus accrued and unpaid interest thereon of approximately $233, and to redeem all of the outstanding shares of Preferred Stock having an aggregate liquidation preference of $67,000, plus accrued and unpaid dividends thereon of approximately $4,862 (the "Repayments"). In connection with the prepayment of outstanding indebtedness under the term loan facility and the establishment of the Amended Revolving Credit Facility, the Company recorded an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the Old Credit Facility of approximately $1,792 (net of tax benefit of $1,134).

       The following unaudited pro forma results of operations assume the Transactions and the subsequent IPO occurred on January 1, 1995 and excludes the effect of (I) the nonrecurring non-competition agreement expense, (II) the Transaction Expenses, (III) the extraordinary item, and
       (IV) the dividends paid on the Preferred Stock which was redeemed in connection with the IPO, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions and the subsequent IPO in fact occurred on January 1, 1995.

                                                                          Year Ended December 31,
                                                                     -----------------------------------
                                                                        1996                    1995
                                                                     -----------             -----------
              Net sales                                              $   170,075             $   148,735
              Interest expense                                            12,372                  12,355
              Net income                                                  16,729                  11,429
              Net income per share                                          0.62                    0.42
              Weighted average shares outstanding
                (in thousands)                                            27,000                  27,000

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A. PRINCIPLES OF CONSOLIDATION - All material intercompany accounts and transactions have been eliminated.

       B. CASH EQUIVALENTS - Investments with original maturities of three months or less are considered cash equivalents.

       C. MARKETABLE SECURITIES - The Company accounts for its investments in marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's marketable securities portfolio primarily consisted of investments in tax-exempt municipal bonds. Marketable securities were stated at amortized cost as the Company had the intent and ability to hold these securities to maturity. The aggregate fair value of marketable securities as of December 31, 1995 was $201.

       D. INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market value.

       E. PROPERTY, PLANT AND EQUIPMENT - Depreciation is computed using the straight-line meth-od based upon the estimated useful lives of the related assets which range from three to forty years. Amortization of leasehold improvements is computed by the straight-line method over the shorter of the estimated useful lives of the related assets or lease term.

       F. INTANGIBLE ASSETS - Trademarks are being amortized on the straight-line method over their expected lives, not to exceed forty years. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on the straight-line method over forty years.

       G. INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       H. REVENUE RECOGNITION - Revenue from product sales is recognized at the time of shipment to the customer. Revenue from magazine subscriptions is recorded as deferred revenue at the time of sale and a pro rata share is included in revenue as magazines are delivered to subscribers. Advertising revenue is recognized when the related magazines are issued.

       I. RESEARCH AND DEVELOPMENT EXPENSES - The Company charges research and development expenses to operations as incurred. Research and development expenses were $1,119, $1,140 and $1,030 for the years ended December 31, 1996, 1995 and 1994, respectively.

       J. PRO FORMA NET INCOME PER SHARE - Pro forma net income per share for the years ended December 31, 1996 and 1995 has been computed by dividing pro forma net income, after reduction for Preferred Stock dividends, by 27,000,000 shares, which represents the number of weighted average shares outstanding and assumes as outstanding for the entire year, the 10,175,000 shares (adjusted for the 18.5 for 1 stock split - see Note 9a) issued in connection with the Acquisition and the 8,500,000 shares issued in connection with the IPO (see Note 1). The incremental shares relating to the effect of dilutive stock options were immaterial and, accordingly, were not considered in the calculation of pro forma net income per share.

       K. FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              1) MARKETABLE SECURITIES - Fair value approximates quoted market value.

              2) RECEIVABLES - The carrying amount approximates fair value because of the short maturity of these instruments.


              3) DEBT - The carrying amounts approximate fair value based on borrowing rates currently available to the Company for loans with similar terms.

       L. IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

       M. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       N.     RECLASSIFICATIONS   -  Certain   prior  year  balances  have  been
              reclassified to conform with current year classifications.

3.     INVENTORIES
       Inventories consist of the following:

                                                                 1996              1995
                                                                 ----              ----
              Raw materials                                  $   10,802       $   11,006
              Work in process                                     8,712            4,550
              Finished goods                                      9,929            9,717
                                                             ----------       ----------
                   Total                                     $   29,443       $   25,273
                                                             ==========       ==========

4.     PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment
         consist of the following:
                                                                  1996             1995
                                                                  ----             ----
       Land, building and leasehold improvements             $   12,197       $   11,204
       Plant equipment                                            7,006            6,097
       Office equipment                                           2,292            1,942
       Automobiles                                                   12               56
                                                             ----------       ----------
                                                                 21,507           19,299
       Less: accumulated depreciation and amortization            7,350            6,263
                                                             ----------       ----------
         Property, plant and equipment - net                 $   14,157       $   13,036
                                                             ==========       ==========
         Depreciation and amortization expense               $    1,121       $      909
                                                             ==========       ==========

5.     OTHER ASSETS
       Other assets consist of the following

                                                                 1996              1995
                                                                 ----              ----
       Deferred finance costs, net of accumulated
         amortization of $321                                  $  4,915         $     --
       Trademarks, net of accumulated amortization
         of $213 and $157, respectively                           1,400            1,063
       Goodwill, net of accumulated amortization
         of $131 and $114, respectively                             573              590
       Due from related trust (a)                                    --            1,786
       Other                                                      1,076              171
                                                               --------         --------
              Total                                            $  7,964         $  3,610
                                                               ========         ========

       (A) The Company had advanced, to a related party trust, payments for premiums on a split dollar life insurance policy on the lives of the former principal shareholders. The amounts advanced were to be repaid from the benefits or cash value of the policy and were collateralized by the cash surrender value of the policy. The former principal shareholders were covered by a "second to die" policy in the face amount of $10,000. Such policy was terminated in May 1996 in connection with the consummation of the Acquisition and the related advances were collected.

6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consist of the following:

                                                                                      1996              1995
                                                                                      ----              ----
       Accrued salaries, employee benefits and payroll taxes                        $  1,957         $    935
       Deferred revenue                                                                  890              787
       Accrued professional fees                                                         371              700
       Other                                                                           5,664            1,836
                                                                                    --------         --------
            Total                                                                   $  8,882         $  4,258
                                                                                    ========         ========

7.     LONG-TERM DEBT
       Long-term debt consists of the following

                                                                                              1996        1995
                                                                                           ---------    --------
       Amended Revolving Credit Facility (a)                                             $    20,000    $     --
       Senior subordinated notes (b)                                                         100,000          --
       Mortgages payable to banks, refinanced in May 1996                                    --            4,332
       Notes payable to banks, refinanced in May 1996                                        --            2,143
       Notes payable to shareholders (c)                                                     --              846
       Borrowings under Natur-Pharma line of credit, refinanced in May 1996                  --              660
       Note payable to a power authority, payable in monthly installments
         of $2, including interest at 6.38 percent, maturing February 2011                       277         289
       Other                                                                                      73          82
                                                                                         -----------    --------
                                                                                             120,350       8,352
       Less:  current portion                                                                 20,085       2,985
                                                                                         -----------    --------
         Total                                                                           $   100,265    $  5,367
                                                                                         ===========    ========

       (A) The Amended Revolving Credit Facility expires on May 7, 2002 and provides for borrowings up to $50,000. Borrowings under the Amended Revolving Credit Facility bear interest, at the Company's discretion, at either the Alternative Base Rate, as defined, or at the Eurodollar Rate (maximum six-month term), plus a margin of
              1.25 percent, as defined. The effective interest rate on borrowings under the amended revolving credit facility ranged from
              6.75 to 8.25 percent as of December 31, 1996. Interest rates are subject to increases or reduction based upon Twin's meeting certain financial tests. The proceeds of the Amended Revolving Credit Facility are available for working capital requirements and for general corporate purposes, including up to $35,000 of which is available to fund permitted acquisitions, as defined, subject to certain conditions and reductions (including a reduction for the approximately $20,000 of borrowings used for the Repayments until such time as such borrowings are repaid). A portion of the Amended Revolving Credit Facility not to exceed $15,000 is available for the issuance of letters of credit which generally have an initial term of one year or less. The Amended Revolving Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of Twin and its direct subsidiary and is guaranteed by TLC and ARP. In addition, the Amended Revolving Credit Facility contains certain restrictive covenants including, among other things, the maintenance of certain debt coverage ratios, as well as restrictions on additional indebtedness, dividends and certain other significant transactions.

       (B) The senior subordinated notes mature on May 15, 2006 and bear interest at a rate of 10- 1/4 percent per annum. The senior subordinated notes are jointly and severally guaranteed by TLC and ARP on a full and unconditional unsecured senior subordinated basis. The senior subordinated notes are callable after five years at a premium to par which declines to par after eight years. Until May 15, 1999, Twin has the option to redeem up to 35 percent of the subordinated notes with the proceeds of a public offering at a redemption price of 109-1/2 percent. Upon a change of control, as defined, Twin is required to offer to redeem the subordinated notes at 101 percent of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the indenture governing the subordinated notes (the "Note Indenture") include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions.

              The Amended Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances or other distributions of assets to TLC, except in certain limited circumstances.

       (C) Natur-Pharma had outstanding notes payable to certain shareholders totaling $500 as of December 31, 1995. Such notes bore interest at ten percent per annum, which was payable semi-annually. Interest expense on such notes was approximately $18, $100 and $150 for the years ended December 31, 1996, 1995 and 1994, respectively. ARP had outstanding notes payable to certain shareholders totaling $346 as of December 31, 1995. Such notes were non-interest bearing. All amounts outstanding were repaid in May 1996.

         Maturities of long-term debt are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
                            1997                      $    20,085
                            1998                               13
                            1999                               14
                            2000                               15
                            2001                               16
                            Thereafter                    100,207
                                                      -----------
                            Total                     $   120,350
                                                      ===========

8.     CAPITAL LEASE OBLIGATIONS

       The Company is obligated under leases for equipment, which are treated as capital leases for financial reporting purposes due to certain provisions in the lease agreements. Included in plant equipment at December 31, 1996 and 1995 are assets held under capital leases with a net carrying value of $343 and $583, respectively. Accumulated amortization on these assets at December 31, 1996 and 1995 was $343 and $103, respectively.

       The future minimum lease payments, by year and in the aggregate, and the present value of the future minimum lease payments at December 31, 1996 are as follows:

                              YEAR ENDING DECEMBER 31,
           --------------------------------------------------
           1997                                                          $ 164
           1998                                                            164
                                                                         -----
           Total                                                           328
           Amount representing interest                                     24
                                                                         -----
           Present value of the future minimum lease payments
             (including $146 payable currently)                          $ 304
                                                                         =====

9.     SHAREHOLDERS' EQUITY

       (A) CHANGES IN AUTHORIZED CAPITAL AND STOCK SPLIT - In July 1996, the Board of Directors (the "Board") and the stockholders authorized an increase in the number of common shares authorized to 75,000,000 and an increase in the number of shares of preferred stock authorized to 2,000,000, which preferred stock may be issued by the Board on such terms and with such rights, preferences and designations as the Board may determine, without further stockholder action. Prior to the IPO, on November 15, 1996, the Board authorized a stock split (effected in the form of a stock dividend) of all issued and outstanding common shares at the rate of 18.5 for 1, which increased the number of issued and outstanding shares from 1,000,000 to 18,500,000. The stock split and the change in authorized common stock have been retroactively reflected for all periods presented herein.

       (B) STOCK INCENTIVE PLAN - In November 1996, the Board and stockholders of the Company approved and adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a total of up to 400,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1996 Plan. Awards under the 1996 Plan may be made in the form of (I) incentive stock options; (II) nonqualified stock options; (III) stock appreciation rights; (IV) restricted stock; and (V)
              performance shares. Options become exercisable over five years from the date of grant at the rate of 20 percent of the grant each year and expire up to ten years after the date of grant. On November 14, 1996, the Board granted 118,000 nonqualified stock options under the 1996 Plan to certain key persons at an exercise price equal to the initial public offering price of $12.00 per share.

              The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for awards granted under the 1996 Plan. Accordingly, no compensation cost has been recognized for the fixed portion of awards granted under the 1996 Plan. Had compensation cost for the Company's fixed stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting For Stock-Based Compensation To Employees", the Company's pro forma net income and pro forma net income per share would not have been materially different than the reported amounts. The fair value of the options granted during 1996 is estimated to be $804 on the date of grant (represent-ing a weighted average fair value of $6.81 per option) using the Black-Scholes options pricing model with the following assumptions: no dividend yield or assumed forfeiture rate, a risk-free interest rate of 6.09 percent, an expected option life of seven years, and an expected volatility of 45 percent.

10.    INCOME TAXES

       Prior to the consummation of the Acquisition, all of the Companies were "S" corporations and as such Federal and state taxes were generally paid at the shareholder level only. However, when corporate taxable income of any company exceeded $200, such company was required to pay New York State corporate income taxes equal to the difference between the personal and the corporate tax rate (approximately 2 percent) for all taxable income in excess of $200, except for Natur-Pharma, Alvita and B. Bros., which were subject to the tax laws of the State of Utah. The provision for income taxes for the years ended December 31, 1994 and 1995 and through the consummation of the Acquisition on May 7, 1996 represents state taxes.

       Upon consummation of the Acquisition, the Companies terminated their S Corporation status. The mergers of Old Twin, Alvita, Export, Specialty and B. Bros. into Natur-Pharma were treated as taxable asset purchases for Federal and state income tax purposes and a recapitalization for financial accounting purposes. For Federal and state income tax purposes, the purchase price was allocated among the various corporations and their respective assets and liabilities based on the respective fair values as of the closing of the Acquisition. This resulted in different book and tax asset bases for the assets of these companies, which resulted in deferred tax assets of approximately $55,571.

       The provision for (benefit from) income taxes consists of the following:

                                                                  1996           1995           1994
                                                               -----------    -----------    -----------
        Current:
          Federal                                              $     3,662    $        --    $        --
          State and local                                              618            240            245
                                                               -----------    -----------    -----------
                                                                     4,280            240            245
                                                               -----------    -----------    -----------
        Deferred:
          Federal                                                   (3,108)            --             --
          State and local                                             (376)            --             --
                                                               -----------    -----------    -----------
                                                                    (3,484)            --             --
                                                               -----------    -----------    -----------
                                                               $       796    $       240    $       245
                                                               ===========    ===========    ===========

       The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pre-tax income):

                                                                      1996           1995          1994
                                                                 ---------       --------       --------
        Statutory Federal income tax rate                             34.0%          34.0%          34.0%
        State and local income taxes (net of
          Federal tax benefit)                                         1.1            0.8            1.0
        Exempt income due to "S" Corporation
          status                                                     (26.8)         (34.0)         (34.0)
        Other                                                         (2.8)            --             --
                                                                 ---------       --------       --------
        Effective tax rate                                             5.5%           0.8%           1.0%
                                                                 =========       ========       ========

       At December 31, 1996, the deferred tax assets, which required no valuation allowance, consisted of:
                                                                 1996
                                                              ----------
           Accounts receivable                                $      856
           Inventories                                               238
           Property, plant and equipment                             464
           Intangible and other assets                            52,394
           Other                                                     124
                                                              ----------
                                                              $   54,076
                                                              ==========
11.    EMPLOYEE BENEFIT PLANS
       Old Twin provided a profit sharing plan, and Natur-Pharma provided an Employee Savings and Investment Plan to all eligible employees, as defined, through July 1, 1996. Effective July 1, 1996, the Company adopted the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan") which is an amendment and restatement of the Old Twin profit sharing plan and merged the Natur-Pharma Employee Savings and Investment Plan into the 401(k) Plan. Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain limitations, and the Company will match 50 percent of an employee's contribution. Total provisions with respect to these plans approximated $164, $287 and $261 for the years ended December 31, 1996, 1995, and 1994, respectively.

12.    COMMITMENTS AND CONTINGENCIES
       A. LEASES - The Company leases certain warehouse space and equipment under operating leases. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental payments may be adjusted for increases in taxes and other costs above specific amounts. Rental expense charged to operations for the years ended December 31, 1996, 1995 and 1994 was approximately $1,579, $1,370 and $1,281, respectively.

              Future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                  YEAR ENDING DECEMBER 31,
                           1997                              $  1,376
                           1998                                 1,249
                           1999                                   747
                           2000                                   650
                           2001                                   131
                           Thereafter                              76
                                                             --------
                           Total                             $  4,229
                                                             ========

       B. LEGAL MATTERS - The Company, like various other participants in the nutritional supplement industry, has been a defendant in court actions seeking damages for alleged personal injuries resulting from products containing allegedly contaminated added manufactured L- Tryptophan. To date, approximately 131 of the approximately 133 suits in which the Company was a named defendant (the "L-Tryptophan Actions") have been dismissed or settled at no cost to the Company pursuant to an indemnification agreement (the "Indemnification Agreement") between the Company and a U.S. subsidiary of the Japanese manufacturer of the allegedly contaminated ingredient. The Company believes, after consultation  with  outside  counsel,  that few new  lawsuits are
              likely  to  be  brought  in  view  of   applicable   statutes  of
              limitation. Based upon consultation with outside counsel, the Company also believes that , in light of the Indemnification Agreement and the resolution of virtually all of the L-Tryptophan Actions at no cost to the Company, the prospect of the remaining L-Tryptophan Actions and any possible future actions having a material adverse effect on the Company's results of operations or financial condition is remote. The Company no longer markets any products containing added manufactured L-Tryptophan.

              In 1989, the Company received an informal inquiry from the New York Regional Office of the Federal Trade Commission ("FTC") seeking substantiation for certain advertising claims made for a segment of its "Fuel" bodybuilding and sports nutrition line of products. In response, the Company submitted scientific substantiation and financial information to the FTC. The Company has engaged in negotiations with the FTC relating to the proposed terms of a consent order (the "Consent Order") to settle this matter. The most recent draft of the proposed Consent Order provides for, among other things, injunctive relief prohibiting the Company from making certain muscle building and fat burning claims for four of its Fuel products and substantially similar products without scientific substantiation and a $200 payment to the FTC. The FTC staff has indicated that unless a settlement is reached, it would proceed to recommend to the FTC Commissioners that a civil administrative complaint be issued against the Company. The Company has determined at the current time not to settle this matter on the terms set forth in the most recent draft of the Consent Order, which draft the FTC has stated is its final offer for a negotiated settlement. The Company believes that it has adequate scientific substantiation for the claims at issue, and intends to vigorously defend this matter if a settlement is not reached. The Company has reserved $200 for this matter.

              The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters will not have a material adverse effect on the consolidated financial statements.

13.    INVESTMENT IN LIMITED PARTNERSHIP
       In connection with investments in certain limited partnerships, Hambrose 3 and 4 ("Partnerships"), the Company agreed to pay a total of $360 as an additional capital contribution to the Partnerships by delivering to a third party a nonrecourse note of $240 and another noninterest-bearing note due in the year 2010 in the amount of $120 and by assigning 100 percent of certain distribution rights until such time as the assignee has recovered the full amount of the such additional capital contribution. During 1996, the Company sold its investments in the Partnerships. These investments had not been assigned any value in the accompanying consolidated balance sheets.

       The Hambrose 3 limited partnership has been audited by the Internal Revenue Service ("IRS") for the years ended December 31, 1985 and 1986, at which time Twin was a "C" corporation. A settlement with the IRS was reached during 1995 in which Twin paid approximately $2,082, including interest. In addition, Twin was responsible for additional state taxes, inclusive of interest of approximately $28. Twin recorded an estimated settlement amount during 1994 totaling $1,982 which was reflected as a nonrecurring charge to operations. An additional $128 of interest was recorded in 1995, and was included in operating expenses in the accompanying consolidated statement of income.

14.    MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS
       The Company has two significant customers which accounted for approximately 25 and 20 percent, respectively, of net sales for 1996; 27 and 21 percent, respectively, of net sales for 1995; and 28 and 20 percent, respectively, of net sales for 1994. No other customer accounted for more than 10 percent of net sales in any of the three years ended December 31, 1996.

       The Company's customers are primarily large independent distributors of health food products. At December 31, 1996 and 1995, approximately 64 and 73 percent, respectively, of accounts receivable related to two customers.

15.    CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

       As noted in Note 7b, the Amended Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances, or other distributions to TLC, except in certain limited circumstances. After giving retroactive effect, in a manner similar to a pooling of interests, to the merger of the Companies pursuant to the Acquisition, the condensed financial information of TLC, on a stand-alone basis, is as follows (because TLC had no cash prior to the consummation of the Acquisition, no condensed statements of cash flows are presented for the years ended December 31, 1995 and 1994):


       CONDENSED BALANCE SHEETS
                                                                         1996           1995
                                                                     -----------    -----------
              ASSETS
              Cash                                                   $       162    $        --
              Investment in subsidiaries                                   1,526         55,405
                                                                     -----------    -----------
                                                                     $     1,688    $    55,405
                                                                     ===========    ===========
              SHAREHOLDERS' EQUITY
              Common stock ($1.00 par value;
                75,000,000 shares authorized;
                27,000,000 and 450,000 shares
                outstanding, respectively)                           $    27,000    $       450
              Additional paid-in capital                                 141,338             68
              Retained earnings (deficit)                               (166,650)        54,887
                                                                     -----------    -----------
                                                                     $     1,688    $    55,405
                                                                     ===========    ===========
       CONDENSED STATEMENTS OF INCOME
                                                                         1996           1995           1994
                                                                     -----------    -----------    -----------
              Equity interest in net income of subsidiaries          $    11,742    $    30,224    $    21,693
              Interest income                                                 54             --             --
                                                                     -----------    -----------    -----------
              Net income                                             $    11,796    $    30,224    $    21,693
                                                                     ===========    ===========    ===========





       CONDENSED STATEMENT OF CASH FLOWS

                                                                                               YEAR ENDED
                                                                                           DECEMBER 31, 1996
                                                                                           -----------------
              CASH FLOWS FROM OPERATING ACTIVITIES:

                   Net income                                                                $    11,796
                                                                                             -----------
              CASH FLOWS FROM INVESTING ACTIVITIES:
                   Equity  investment  in  subsidiaries  119,771 CASH FLOWS FROM
              FINANCING ACTIVITIES:
                   Proceeds from issuance of senior and junior preferred stock                 67,000
                   Dividends on senior and junior preferred stock                              (4,862)
                   Distributions to shareholders                                               (8,929)
                   Redemption of senior and junior preferred stock                            (67,000)
                   Issuance of common stock                                                     5,500
                   Repurchase of shareholders' common stock and recapitalization             (216,780)
                   Proceeds from initial public offering of common stock                       93,666
                                                                                             --------
                          Net cash used in financing activities                              (131,405)
                                                                                             --------
              Net increase in cash                                                                162
              Cash at beginning of year                                                            --
                                                                                             --------
              Cash at end of year                                                            $    162
                                                                                             ========


Twin and ARP are, respectively, a direct and indirect wholly-owned subsidiary of TLC. TLC and ARP have provided joint and several full and unconditional senior subordinated guarantees of the senior subordinated notes of Twin (see Note 7b).

The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of TLC on a consolidated basis. TLC has no separate operations and has no significant assets other than TLC's investment in Twin and, through Twin, in ARP. Twin has no direct or indirect subsidiaries other than ARP; and neither Twin nor ARP has any stockholder other than, respectively, TLC and Twin. Accordingly, the Company has determined that separate financial statements of Twin and ARP would not be material to investors and, therefore, are not included herein.

       Summarized financial information of Twin is as follows:

                                                                        1996           1995           1994
                                                                     -----------    -----------    -----------
                Current assets                                       $    68,100    $    58,663    $    48,716
                Noncurrent assets                                         74,979         16,646         15,990
                Current liabilities                                       39,426         14,233         10,480
                Noncurrent liabilities                                   100,423          5,671          5,555
                Shareholder's equity                                       3,230         55,405         48,671
                Net sales                                                170,075        148,735        117,342
                Gross profit                                              70,248         58,803         47,095
                Net income                                                11,742         30,224         21,693





              Summarized financial information of ARP is as follows:

                                                                        1996           1995           1994
                                                                     -----------    -----------    -----------
                Current assets                                       $     1,577    $     1,266    $     1,339
                Noncurrent assets                                            182            168            168
                Current liabilities                                        1,200          1,211          1,157
                Noncurrent liabilities                                        --             --             --
                Shareholder's equity                                         559            223            350
                Net sales                                                  5,862          5,200          3,930
                Gross profit                                                 886            259            711
                Net income (loss)                                            392           (128)           466

       16.        SUBSEQUENT EVENT

       PLANT EXPANSION - In January 1997, the Company entered into a contract for the purchase of an approximately 110,000 square foot facility near its currently owned facility in Ronkonkoma, New York, which would be used to expand the Company's manufacturing and warehousing capabilities and office-space. The cost to the Company of the facility, including anticipated renovations, is expected to aggregate approximately $6,500. The purchase is expected to be consummated in the second quarter of 1997 and is subject to customary conditions, including due diligence review by the Company.

                                                                    SCHEDULE II


TWINLAB CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)



       COLUMN A                         COLUMN B                 COLUMN C               COLUMN D          COLUMN E
       --------                         --------                 --------               --------          --------
                                                                   ADDITIONS
                                                      -----------------------------------
                                                                        CHARGED TO
                                       BALANCE AT        CHARGED TO        OTHER                           BALANCE
                                        BEGINNING         COST AND       ACCOUNTS         DEDUCTIONS      AT END OF
     DESCRIPTIONS                       OF PERIOD         EXPENSES      - DESCRIBE        - DESCRIBE       PERIOD
     ------------                       ---------         --------      ----------        ----------       ------

YEAR ENDED DECEMBER 31, 1996:
  Allowance for bad debts                $  177             $125           $--               $ 94[1]        $   208
                                         ======             ====           ===                ====           =======
  Reserve for excess and
    slow moving inventory                $  515             $625           $--               $515[1]        $   625
                                         ======             ====           ===               ====           =======


YEAR ENDED DECEMBER 31, 1995:
  Allowance for bad debts                $   63             $169           $--               $ 55[1]        $   177
                                         ======             ====           ===               ====           =======
  Reserve for excess and
    slow moving inventory                $  100             $415           $--               $ --           $   515
                                         ======             ====           ===               ====           =======


YEAR ENDED DECEMBER 31, 1994:
  Allowance for bad debts                $  123             $(59)          $--               $  1[1]         $    63
                                         ======             =====          ===               ====            =======
  Reserve for excess and
    slow moving inventory                $   --              $100          $--               $ --            $   100
                                         ======             =====          ===               ====            =======

(1)    Amounts written off.