Form 10-K/A
period 1996-12-31
TWINLAB CORP
filed 1997-04-28
CIK 1015868

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                            ------------------------
                      FOR ANNUAL AND TRANSITIONAL REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21003

                              TWINLAB CORPORATION
  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                  DELAWARE                                       11-3317986
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)
           2120 SMITHTOWN AVENUE
            RONKONKOMA, NEW YORK                                   11779
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (516) 467-3140
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on March 31, 1997 as reported on The Nasdaq National Market System was $132,564,600.

     As of March 31, 1997, the registrant had 27,000,000 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.
================================================================================

                              TWINLAB CORPORATION

                                  FORM 10-K/A

                                     INDEX

                                                                                        PAGE
                                                                                        ----
                                       PART III
Item 10. Directors and Executive Officers of the Registrant...........................    3
Item 11. Executive Compensation.......................................................    6
Item 12. Security Ownership of Certain Beneficial Owners and Management...............   10
Item 13. Certain Relationships and Related Transactions...............................   11
Signatures............................................................................   14

                                AMENDMENT NO. 1
                           TO THE FORM 10-K FILED BY
                     TWINLAB CORPORATION ON MARCH 24, 1997

     The following Items were omitted from the Form 10-K filed by Twinlab Corporation on March 24, 1997, and such Form 10-K is hereby amended to include
Part III as hereinafter set forth.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        INFORMATION CONCERNING DIRECTORS

     The following table provides certain information as of March 31, 1997 about each of the Company's directors. Brian Blechman, Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman are brothers.

                                                           POSITIONS WITH               DIRECTOR
                 NAME                    AGE                 THE COMPANY                 SINCE
---------------------------------------  ---   ---------------------------------------  --------
Brian Blechman(1)......................  46    Executive Vice President, Treasurer and    1996
                                               Director
Dean Blechman..........................  39    Executive Vice President and Director      1996
Neil Blechman..........................  46    Executive Vice President, Secretary and    1996
                                               Director
Ross Blechman(2).......................  43    Chairman of the Board, Chief Executive     1996
                                               Officer, President and Director
Steve Blechman.........................  43    Executive Vice President and Director      1996
John G. Danhakl(1)(2)..................  41    Director                                   1996
Jennifer Holden Dunbar(1) (2)..........  34    Director                                   1996
Jonathan D. Sokoloff(2)................  39    Director                                   1996

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     The business experience, principal occupation, employment and certain other information concerning each director is set forth below.

     Mr. Brian Blechman became an Executive Vice President, Treasurer and Director of the Company on May 7, 1996. Mr. Blechman joined Twin Laboratories Inc., a New York corporation ("TLI"), in 1972 and served as its Vice President, Purchasing & Quality Control prior to May 7, 1996. He is responsible for purchasing, quality control and facility management. Mr. Blechman is an Executive Vice President and Director of Twin Laboratories Inc., a Utah corporation ("Twin"), and Advanced Research Press, a New York corporation ("ARP"), direct and indirect wholly-owned subsidiaries of the Company, respectively.

     Mr. Dean Blechman became an Executive Vice President and Director of the Company on May 7, 1996. Mr. Blechman joined TLI in 1979 and served as its Vice President, Sales prior to May 7, 1996. He is responsible for sales and distribution. Mr. Blechman is an Executive Vice President and Director of Twin and ARP.

     Mr. Neil Blechman became an Executive Vice President, Secretary and Director of the Company on May 7, 1996. Mr. Blechman joined TLI in 1972 and served as its Vice President, Marketing & Advertising prior to May 7, 1996. He is responsible for marketing and advertising activities. Mr. Blechman is an Executive Vice President and Director of Twin and ARP.

     Mr. Ross Blechman became Chairman of the Board, Chief Executive Officer, President and Director of the Company on May 7, 1996. Mr. Blechman joined TLI in 1974 and served as its Vice President, Production prior to May 7, 1996. He is responsible for plant operations, MIS and the operations of the Alvita Tea Division of Twin. Mr. Blechman is Chairman of the Board, President, Chief Executive Officer and Director of Twin and an Executive Vice President and Director of ARP.

     Mr. Steve Blechman became an Executive Vice President and Director of the Company on May 7, 1996. Mr. Blechman joined TLI in 1974 and served as its Vice President, Product Development & Marketing prior to May 7, 1996. He is involved in marketing and is primarily responsible for product development, customer service and the operations of ARP. Mr. Blechman is an Executive Vice President and Director of Twin and Chairman of the Board, Chief Executive Officer, President and Director of ARP.

     Mr. Danhakl became a director of the Company on May 7, 1996. He has been an executive officer and an equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm which manages Green Equity Investors II, L.P. ("GEI") since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of The Arden Group, Inc. and a Director of Twin and ARP.

     Ms. Holden Dunbar has been a director of the Company since its formation in February, 1996. She joined Leonard Green & Associates, L.P. ("LGA"), a merchant banking firm, as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. Since 1994, Ms. Holden Dunbar has also been an executive officer and equity owner of LGP. Ms. Holden Dunbar previously was a financial analyst in mergers and acquisitions with Morgan Stanley & Co. Ms. Holden Dunbar is a director of several private companies. Ms. Holden Dunbar also serves as a Director of Twin and ARP.

     Mr. Sokoloff became a director of the Company on May 7, 1996. He joined LGA as a partner in 1990. Mr. Sokoloff has also been an executive officer and equity owner of LGP since its formation in 1994. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is a director of Carr-Gottstein Foods Co. and several private companies. Mr. Sokoloff also serves as a Director of Twin and ARP.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company has an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board the independent public auditors to be engaged and reviews the audit plans and results of the auditing engagement with such auditors. The Audit Committee also conducts pre-audit and post-audit reviews with the Company's management, financial employees and independent auditors. The Audit Committee has unrestricted access to and assistance from the officers, employees and independent auditors of the Company. The Audit Committee is comprised of Brian Blechman, John Danhakl and Jennifer Holden Dunbar.

     The Compensation Committee reviews and approves the compensation of executives of the Company and such other employees of the Company as assigned thereto by the Board and makes recommendations to the Board with respect to standards for setting compensation levels. The Compensation Committee has unrestricted access to and assistance from the officers, employees and independent auditors of the Company. The Compensation Committee is comprised of Ross Blechman, Jonathan Sokoloff, John Danhakl and Jennifer Holden Dunbar.

     Each of the Audit Committee and Compensation Committee held its first meeting on March 20, 1997. All members of each such committee attended such meetings.

     The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. Any stockholder who wishes to make a nomination at an annual or special meeting for the election of directors must do so in compliance with the applicable procedures set forth in the Company's By-laws. The Company will furnish copies of such By-law provisions upon written request to the General Counsel's Office at the Company's principal executive offices, 2120 Smithtown Avenue, Ronkonkoma, New York 11779.

     In lieu of meeting, the Company's Board of Directors acted by unanimous written consent on 12 occasions during the fiscal year ended December 31, 1996.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Common Stock to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission") and The Nasdaq National Stock Market. Copies of these reports are also required to be supplied to the Company. The Company believes, based solely on a review of the copies of such reports received by the Company, that during 1996 all applicable Section 16(a) reporting requirements were complied with, except for the inadvertent failure to file one monthly report on Form 4 for each of Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman, reflecting their respective minor children's acquisitions of a small number of shares of the Company's Common Stock in November, 1996. These transactions were reported on year-end reports on Form 5 for each such individual.

                   INFORMATION CONCERNING EXECUTIVE OFFICERS

     The executive officers of the Company as of March 31, 1997, together with information regarding the business experience of such officers, are identified below. Information regarding the business experience of Messrs. Brian Blechman, Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman is set forth above under the heading "Information Concerning Directors." Each executive officer is elected annually by the Board of Directors of the Company and serves until the next regular annual meeting of the Board and until his or her successor is duly elected and qualified, or until his or her earlier death, disqualification, resignation or removal.

                      NAME                                        POSITION
    ----------------------------------------  ------------------------------------------------
    Brian Blechman..........................  Executive Vice President and Treasurer
    Dean Blechman...........................  Executive Vice President
    Neil Blechman...........................  Executive Vice President and Secretary
    Ross Blechman...........................  Chairman of the Board, Chief Executive Officer
                                              and President
    Steve Blechman..........................  Executive Vice President
    Stephen Welling.........................  President of Nature's Herbs Division of Twin

     Mr. Welling, age 42, became the President of the Nature's Herbs Division of Twin (formerly known as Natur-Pharma Inc.) on May 7, 1996. Mr. Welling joined Natur-Pharma Inc. in 1977 as the Controller and served as its President from December 20, 1991 until May 7, 1996. Prior to his promotion to President, Mr. Welling served as Vice President of Operations of Natur-Pharma Inc. Mr. Welling is on the board of directors of the National Nutritional Foods Association, a leading trade organization of the industry's retailers, distributors, suppliers and manufacturers.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the years ended December 31, 1995 and 1996. Prior to May 7, 1996, the Blechman Brothers collectively acted in a similar capacity to a Chief Executive Officer.

                                                     ANNUAL COMPENSATION
                                          ------------------------------------------
                                                                   ALL OTHER ANNUAL        ALL OTHER
  NAME AND PRINCIPAL OCCUPATION    YEAR   SALARY($) BONUS($)(A)   COMPENSATION($)(B)   COMPENSATION($)(C)
---------------------------------  -----  --------  -----------   ------------------   ------------------
Ross Blechman....................   1996   403,077    324,950           18,650                1,365
  Chairman of the Board,            1995   402,461    368,145           18,477                1,365
     President
  and Chief Executive Officer
Brian Blechman...................   1996   403,077    324,950           19,607                1,660
  Executive Vice President and      1995   401,523    368,145           14,944                1,660
  Treasurer
Dean Blechman                       1996   403,077    324,950           26,531                1,073
  Executive Vice President          1995   402,545    368,145           25,285                1,073
Neil Blechman....................   1996   403,077    324,950           23,294                1,660
  Executive Vice President and      1995   402,545    368,145           18,458                1,660
  Secretary
Steve Blechman...................   1996   403,077    324,950           28,653                1,365
  Executive Vice President          1995   402,548    368,145           22,132                1,365

---------------
(a) A description of the Company's bonus arrangements is contained below under "-- Employment Agreements."

(b) For fiscal year 1995, includes (i) payment of premiums for executive medical insurance policies; (ii) payments under TLI's Profit Sharing Plan; (iii) automobile allowances; and (iv) payment of premiums for TLI's cafeteria benefits program, for each of the Blechman Brothers. For fiscal year 1996, includes (i) payment of premiums for executive medical insurance policies;
    (ii) matching contributions under Twin's 401(k) plan; (iii) automobile allowances; and (iv) payment of premiums for TLI's cafeteria benefits program and Twin's successor cafeteria benefits program, for each of the Blechman Brothers.

(c) For fiscal years 1995 and 1996, represents the payment of premiums for term life insurance policies for each of the Blechman Brothers.

DIRECTOR COMPENSATION

     Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings. See "Certain Relationships and Related Transactions -- Transactions with LGP" for a description of the Management Services Agreement between LGP, the Company and Twin.

EMPLOYMENT AGREEMENTS

     On May 7, 1996, Twin entered into employment agreements with each of the Blechman Brothers (each an "Employment Agreement"). Pursuant to the terms of the Employment Agreement, the relevant individual will be employed as an executive of the Company, Twin and ARP until November 15, 1999, renewable for terms of one year thereafter. The Employment Agreement provides for a base salary of $400,000 (as adjusted annually for inflation), in addition to other customary perquisites and benefits. In addition to receiving a base salary, the executive is also eligible to participate in Twin's Bonus Plan, which entitles such individual to a bonus payment of up to 128% of his base salary for the relevant calendar year based on annual increases in EBITDA (as defined therein) realized by the Company for each year of the employment term. The Employment Agreement also provides, subject to certain exceptions, that upon a termination of the individual's employment during the term thereof (other than for "cause" as defined therein), Twin is generally obligated to pay the individual an amount equal to his base salary for the remaining term under the Employment Agreement (which, for this purpose, will be a three year period).

     On May 7, 1996, Twin entered into an employment agreement with Stephen Welling to serve as President of Nature's Herbs Division of Twin (the "Division") (the "Welling Employment Agreement"). The Welling Employment Agreement provides that Mr. Welling will be employed as an executive of the Company for a term of three years, renewable for terms of one year thereafter. The Welling Employment Agreement provides for a base salary of $135,000 (as adjusted annually for inflation), in addition to other customary perquisites and benefits. In addition to receiving a base salary, Mr. Welling is also eligible to participate in the Division Bonus Plan, which entitles him to a bonus payment of up to 202.5% of his base salary for the relevant calendar year based on annual increases in EBITDA (as defined therein) realized by the Division for each year of the employment term. The Welling Employment Agreement also provides, subject to certain exceptions, that upon a termination of Mr. Welling's employment during the term thereof (other than for "cause" as defined therein), Twin is generally obligated to pay Mr. Welling an amount equal to his base salary for the remaining term under the Welling Employment Agreement.

     On May 7, 1996, Twin entered into consulting agreements with each of David and Jean Blechman, the parents of the Blechman Brothers and the founders of TLI (together, the "Consultants") (each a "Consulting Agreement"). The Consulting Agreement provides that the relevant individual be engaged as an independent consultant to the Company, Twin and ARP for a term of five years. As consideration for such consulting services, Twin is obligated to pay the individual an annual consulting fee of $100,000, in addition to certain limited perquisites and benefits.

     The Company and Twin entered into non-competition agreements with each of the Senior Executive Officers and the Consultants (each a "Non-Competition Agreement"). The term of the Non-Competition Agreement of each of the Blechman Brothers and of each of the Consultants and Stephen Welling is five years and three years, respectively. The Non-Competition Agreement generally prevents the individual from participating in any manner in the management, operation and/or ownership of any entity which is engaged in similar lines of business to those of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Ross Blechman, Jonathan Sokoloff, John Danhakl and Jennifer Holden Dunbar. In addition to being a director and executive officer of the Company, Mr. Blechman is also Chairman of the Board, President, Chief Executive Officer and Director of Twin and an Executive Vice President and Director of ARP. Messrs. Sokoloff and Danhakl and Ms. Holden Dunbar are also directors of Twin and ARP. See "Certain Relationships and Related Transactions" for a description of certain transactions involving the Company and the members of the Compensation Committee or entities controlled by such individuals.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Compensation Committee was formed in November, 1996 and is composed of Messrs. R. Blechman, Sokoloff, Danhakl and Ms. Holden Dunbar. The Compensation Committee reviews and approves the compensation of executives of the Company and such other employees of the Company as assigned thereto by the Board and makes recommendations to the Board with respect to standards for setting compensation levels. The Compensation Committee held its first meeting on March 20, 1997, and adopted the Report on Executive Compensation set forth below.

     The Company does not presently have a stock option committee. The functions customarily performed by a stock option committee are performed by the Board of Directors as a whole.

REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation for fiscal 1996 consisted of two primary components: base salary and bonus. The level of each executive officer's base salary and bonus is established in such officer's employment agreement, which agreements were entered into in May, 1996. See "-- Employment Agreements."

     The salary and bonus components of the Company's executive compensation are together designed to facilitate fulfillment of the following compensation objectives: (i) retaining competent management; (ii) rewarding management for the attainment of short and long term accomplishments; (iii) aligning the interests of management with those of the Company's stockholders; and (iv) relating executive compensation to the achievement of Company goals and the Company's financial performance.

     Base Salary. The base salary of each of the Senior Executive Officers in fiscal 1996 was paid in accordance with the terms of their respective employment agreements. Such base salary is subject to annual adjustment for inflation.

     Bonuses. The Compensation Committee believes that the awarding of annual bonuses provides an incentive and reward for short-term financial success and long-term Company growth. The bonus component of the long-term employment agreements of each of the Senior Executive Officers is intended to link compensation in significant part to the Company's financial performance and the attainment of Company goals. The bonus earned by each of the Senior Executive Officers was calculated in accordance with a formula set forth in the relevant officer's employment agreement and entitles such individual to a bonus calculated as a percentage of base salary based on annual increases in EBITDA realized by Twin or the Division, as applicable, for each fiscal year. See
"-- Employment Agreements."

     Stock Incentive Plan. In July, 1996, the Board of Directors and stockholders of the Company adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"), which provides for the issuance of a total of up to 400,000 authorized and unissued shares of Common Stock as awards under the 1996 Plan in the form of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance shares. No individuals who are directors of the Company (including the Blechman Brothers) are eligible to receive awards under the Plan. Prior to the consummation of the Company's initial public offering (the "IPO") of its Common Stock in November, 1996, Mr. Stephen Welling was awarded 8,000 nonqualified stock options under the Plan, and other key employees were awarded an aggregate of 110,000 nonqualified stock options under the Plan, all such options having an exercise price equal to $12.00, the IPO price. Such options become exercisable over five years from the date of grant at the rate of 20% of the grant each year.

     Profit Sharing Plan. Prior to July 1, 1996, TLI sponsored an employee profit sharing and savings plan (the "TLI Plan") and Natur-Pharma Inc. sponsored an Employee Savings and Investment Plan (the "NP Plan"), which covered all of TLI's and Natur-Pharma Inc.'s eligible employees, respectively. Executive officers of TLI and Natur-Pharma Inc. participated in the TLI Plan and the NP Plan, respectively, on the same terms as other employees. Effective July 1, 1996, the TLI Plan was amended and restated and merged with the NP Plan to form the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan"). Eligible employees, including executive officers of the Company and Twin, may contribute up to 15 percent of their annual compensation to the 401(k) Plan, subject to certain limitations, and Twin will match 50 percent of such contributions.

     Compensation of the Chief Executive Officer. The compensation package of Mr. Ross Blechman, the Company's President and Chief Executive Officer, like that of the other Senior Executive Officers, primarily consists of base salary and bonus components. The levels of base salary and bonus, as well as the factors considered in determining such levels, are established by Mr. Blechman's Employment Agreement and are identical to those of the other Blechman Brothers.

     In 1996, Ross Blechman earned a base salary of $403,077 and a bonus of $324,950. In addition, pursuant to his employment agreement, Mr. Blechman receives certain other customary perquisites and benefits. As of March 31, 1997, Ross Blechman beneficially owned 1,660,497 shares, or 6.1%, of the Company's Common Stock. See "-- Security Ownership of Certain Beneficial Owners and Management."

                                          Ross Blechman
                                          John G. Danhakl
                                          Jennifer Holden Dunbar
                                          Jonathan D. Sokoloff

                            STOCK PERFORMANCE GRAPH

     The following graph depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq
Composite -- U.S. and the Nasdaq Health Index. The Graph assumes an investment of $100 on November 15, 1996, when the Company's stock was first traded in a public market. Reinvestment of dividends is assumed in all cases.

        Measurement Period                Twinlab          Nasdaq Health     Nasdaq Composite
      (Fiscal Year Covered)             Corporation            Index               -U.S.
'November 15,|1996'                      100.00              100.00              100.00
'December 2,|1996'                       100.00              101.33              103.29
'December 16,|1996'                      100.52              100.68              100.12
'December 31,|1996'                      101.04              102.59              102.52

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 31,1997, concerning the Common Stock of the Company beneficially owned (i) by each director and nominee of the Company, (ii) by the Named Executive Officers and all executive officers and directors as a group, and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                     PERCENT OF
                                                                      NUMBER OF        SHARES
                NAME AND ADDRESS OF BENEFICIAL OWNER                    SHARES       OUTSTANDING
--------------------------------------------------------------------  ----------     -----------
Green Equity Investors II, L.P.
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025.............................................   8,880,000         32.9
John G. Danhakl(a)
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025.............................................          --           --
Jennifer Holden Dunbar(a)
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025.............................................          --           --
Jonathan D. Sokoloff(a)
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025.............................................          --           --
Brian Blechman
  c/o Twin Laboratories Inc.
  2120 Smithtown Avenue
  Ronkonkoma, NY 11779..............................................   1,659,246          6.1
Dean Blechman(b)
  c/o Twin Laboratories Inc.
  2120 Smithtown Avenue
  Ronkonkoma, NY 11779..............................................   1,660,080          6.1
Neil Blechman(c)
  c/o Twin Laboratories Inc.
  2120 Smithtown Avenue
  Ronkonkoma, NY 11779..............................................   1,660,497          6.1
Ross Blechman(c)
  c/o Twin Laboratories Inc.
  2120 Smithtown Avenue
  Ronkonkoma, NY 11779..............................................   1,660,497          6.1
Steve Blechman(b)
  c/o Twin Laboratories Inc.
  2120 Smithtown Avenue
  Ronkonkoma, NY 11779..............................................   1,660,080          6.1
Stephen Welling
  c/o Twin Laboratories Inc.
  2120 Smithtown Avenue
  Ronkonkoma, NY 11779..............................................      28,770            *
All executive officers and directors as a group (9 persons)(d)......  17,209,170         63.7

---------------
(a) GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Leonard I. Green, Jonathan D. Sokoloff, John G. Danhakl, Gregory J. Annick and Jennifer Holden Dunbar, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock of TLC owned by GEI. As such, Messrs. Green, Sokoloff, Danhakl and Annick and Ms. Holden Dunbar may be deemed to have shared voting and investment power with respect to all shares held by GEI. Messrs. Green, Sokoloff, Danhakl and Annick and Ms. Holden Dunbar disclaim beneficial ownership of the shares held by GEI.

(b) The shares shown as beneficially owned by each of Dean Blechman and Steve Blechman each include 834 shares of common stock beneficially owned by their respective minor children. Dean Blechman and Steve Blechman disclaim beneficial ownership of such shares.

(c) The shares shown as beneficially owned by each of Ross Blechman and Neil Blechman each include 1,251 shares of common stock owned by their respective minor children. Ross Blechman and Neil Blechman disclaim beneficial ownership of such shares.

(d) Includes the shares referred to in Notes (a), (b) and (c) above.

 *  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE ACQUISITION

     On May 7, 1996, the Company, Twin, GEI, the Senior Executive Officers and the Consultants consummated the transactions set forth in the Stock Purchase and Sale Agreement, dated as of March 5, 1996 (the "Stock Purchase and Sale Agreement"), and pursuant thereto (i) GEI acquired 48% of the Common Stock of the Company for aggregate consideration of $4.8 million and shares of non-voting redeemable junior preferred stock of the Company (the "Junior Preferred Stock") for aggregate consideration of $37.0 million, (ii) certain other investors acquired 7% of the Common Stock of the Company for aggregate consideration of $0.7 million and shares of non-voting redeemable senior preferred stock of the Company (the "Senior Preferred Stock," and, together with the Junior Preferred Stock, the "Preferred Stock") for aggregate consideration of $30.0 million,
(iii) the Senior Executive Officers exchanged certain of their shares of common stock of Natur-Pharma Inc. for 45% of the outstanding shares of Common Stock of the Company, valued at $4.5 million, (iv) the Company purchased all of the remaining shares of common stock of Natur-Pharma Inc. from the existing stockholders for cash, resulting in Natur-Pharma Inc. becoming a wholly owned subsidiary of the Company, (v) TLI, Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation and B. Bros. Realty Corporation merged into Natur-Pharma Inc. (the "Natur-Pharma Merger"); and ARP merged with Natur-Pharma II Inc., a wholly owned subsidiary of Natur-Pharma Inc., and (vi) in connection with such mergers, the existing stockholders received cash in consideration for all of their shares of capital stock of TLI, Alvita Products, Inc., Twinlab Export Corp., Twinlab Specialty Corporation, B. Bros. Realty Corporation and ARP. The total cash consideration that the existing stockholders received was approximately $212.5 million, approximately $15.3 million of which represented consideration for the Non-Competition Agreements. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company and Twin entered into a credit facility (which provided for a term loan facility in the amount of $53.0 million and a revolving credit facility in the amount of $15.0 million) (the "Old Credit Facility") and Twin issued $100.0 million aggregate principal amount of the Notes (the "Note Offering," and, collectively with the Acquisition and the Old Credit Facility, the "Transactions"). The net cash proceeds of the Note Offering were used, together with borrowings under the Old Credit Facility, the proceeds from the issuance of the Common Stock and Preferred Stock of the Company and available cash of the Company, to finance the Acquisition, to refinance approximately $7.0 million aggregate principal amount of debt of the Company and to pay related fees and expenses. In connection with the Acquisition, Natur-Pharma Inc.'s name was changed to Twin Laboratories Inc. (referred to herein as "Twin").

     The Stock Purchase and Sale Agreement contains terms customary for transactions of similar size and type, including representations and warranties, indemnification provisions, and the payment by the Company of certain fees, taxes and expenses of parties to the Stock Purchase and Sale Agreement.

THE INITIAL PUBLIC OFFERING

     In November, 1996, the Company consummated the IPO, with the sale to the public of 8.5 million shares of Common Stock, representing approximately 31.5% of the outstanding capital stock of the Company. In connection with the consummation of the IPO, the Company entered into the New Credit Facility, which provides for a revolving credit facility of $50.0 million. The net proceeds to the Company of the IPO of approximately $93.7 million, together with available cash resources of the Company and approximately $20.0 million of borrowings available under the New Credit Facility, were used to repay all of the Company's outstanding indebtedness under the term loan facility contained in the Old Credit Facility, plus accrued and unpaid interest thereon, and to redeem all of the outstanding shares of Preferred Stock having an aggregate liquidation preference of $67.0 million, plus accrued and unpaid dividends thereon.

EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company has employment agreements with each of the Senior Executive Officers and consulting agreements with each of the Consultants. See "Executive Compensation."

TRANSACTIONS WITH DAVID BLECHMAN AND JEAN BLECHMAN

     During the period from 1989 to 1992, TLI assigned to David and Jean Blechman certain promissory notes of Natur-Pharma Inc., representing inter-company payables, in the aggregate principal amount of $1,500,000. These promissory notes bore interest at a rate of 10% per annum, and $1,000,000 of the principal was repaid in 1994 and the remainder was repaid on May 2, 1996. In 1988 and 1989, ARP borrowed funds from David and Jean Blechman in the aggregate principal amount of $545,500. These loans were non-interest bearing, and $200,000 of the principal was repaid in 1994 and the remainder was repaid on May 3, 1996. The Company believes that the transactions described above were on terms at least as favorable to the Company as could be obtained in transactions with independent third parties.

TRANSACTIONS WITH LGP

     LGP is the investment advisor to and an affiliate of the general partner of GEI, which owns 32.9% of the outstanding shares of Common Stock of the Company. Messrs. Danhakl and Sokoloff and Ms. Holden Dunbar, stockholders and directors of the general partner of LGP, are directors of the Company and Twin. See "Information Concerning Directors."

     Upon the consummation of the Acquisition, LGP received a fee of $1 million for its services in arranging and structuring the Acquisition, including, among other things, structuring and negotiating the Stock Purchase and Sale Agreement and the Stockholders Agreement, arranging and negotiating the terms of the Old Credit Facility and related documents, assistance with the Note Offering, financial and market analyses, and other similar consulting and investment banking services. The majority of such services were performed on behalf of LGP by Messrs. Danhakl and Sokoloff and Ms. Holden Dunbar.

     In connection with the Acquisition, Twin and the Company entered into a Management Services Agreement with LGP pursuant to which LGP receives an annual retainer fee of $400,000 plus reasonable expenses for providing certain management, consulting and financial planning services (the "LGP Management Fee"). The Company believes that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services to be provided by LGP. The specialized consulting services provided by LGP overlap to some extent with the role of Messrs. Danhakl and Sokoloff and Ms. Holden Dunbar as directors of the Company and Twin, for which they do not receive any additional compensation. See

"Information Concerning Directors -- Director Compensation." In addition to the LGP Management Fee, the Management Services Agreement provides that LGP may receive reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future; provided, however, that if the Senior Executive Officers maintain ownership of more than 30% of the shares of Common Stock of the Company, then the retention of LGP in connection with such major financial transactions is subject to the approval of a majority of the Blechman Brothers then serving as directors of the Company. The Management Services Agreement will terminate on the earlier of its seventh anniversary or such time as GEI no longer owns two-thirds of the shares of Common Stock of the Company issued to GEI pursuant to the Stock Purchase and Sale Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TWINLAB CORPORATION

                                          By:       /s/ BRIAN BLECHMAN
                                            ------------------------------------
                                            Brian Blechman
                                            Executive Vice President,
                                            Treasurer and Director (Principal
                                            Financial and Accounting Officer)

Date: April 28, 1997