Form 10-Q
period 1997-03-31
TWINLAB CORP
filed 1997-05-14
CIK 1015868

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

YES     [x]        NO    [ ]


     At April 30, 1997, the registrant had 27,000,000 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                        MARCH 31, 1997        DECEMBER 31, 1996[1]
                                                                        --------------        -----------------
                                                                          (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                            $     1,844              $     3,794
     Accounts receivable, net of allowance for bad
          debts of $408 and $208, respectively                                 33,605                   31,027
     Inventories                                                               35,112                   29,443
     Deferred tax assets                                                          852                    1,218
     Prepaid expenses and other current assets                                  1,297                    1,076
                                                                          -----------              -----------
          Total current assets                                                 72,710                   66,558

Property, plant and equipment, net                                             16,153                   14,157

Deferred tax assets                                                            51,916                   52,858

Other assets                                                                    7,180                    7,964
                                                                          -----------              -----------
Total                                                                     $   147,959              $   141,537
                                                                          ===========              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
     Current portion of long-term debt                                    $    15,085              $    20,085
     Current portion of capital lease obligations                                 149                      146
     Accounts payable                                                          14,635                   10,313
     Accrued expenses and other current liabilities                            10,358                    8,882
                                                                          -----------              -----------
          Total current liabilities                                            40,227                   39,426
Long-term debt, less current portion                                          100,258                  100,265
Capital lease obligations, less current portion                                   119                      158
                                                                          -----------              -----------
          Total liabilities                                                   140,604                  139,849
                                                                          -----------              -----------
Commitments and contingencies
Shareholders' equity
     Preferred stock, $.01 par value; 2,000,000
        shares authorized; none issued
     Common stock, $1.00 par value; 75,000,000
        shares authorized; 27,000,000 shares outstanding
        as of March 31, 1997 and December 31, 1996                             27,000                   27,000
     Additional paid-in capital                                               141,338                  141,338
     Accumulated deficit                                                     (160,983)                (166,650)
                                                                          ------------             ------------
          Total shareholders' equity                                            7,355                    1,688
                                                                          -----------              -----------
Total                                                                     $   147,959              $   141,537
                                                                          ===========              ===========

(1) The consolidated balance sheet as of December 31, 1996 has been taken from the audited financial statements at that date.

                      TWINLAB CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                         1997           1996
                                                                         ----           ----
                                                                              (UNAUDITED)

NET SALES                                                            $    51,169           $    43,984
COST OF SALES                                                             29,183                26,362
                                                                     -----------           -----------
GROSS PROFIT                                                              21,986                17,622
OPERATING EXPENSES                                                         9,688                 7,299
                                                                     -----------           -----------
INCOME FROM OPERATIONS                                                    12,298                10,323
OTHER (EXPENSE) INCOME:
     Interest income                                                          44                   167
     Interest expense                                                     (3,044)                 (224)
     Transaction expenses                                                     --                  (400)
     Other                                                                     6                    (1)
                                                                     -----------           ------------
                                                                          (2,994)                 (458)
INCOME BEFORE PROVISION FOR INCOME TAXES                                   9,304                 9,865

PROVISION FOR INCOME TAXES                                                 3,637                    86
                                                                     -----------           -----------
NET INCOME                                                           $     5,667           $     9,779
                                                                     ===========           ===========

NET INCOME PER SHARE                                                 $      0.21
                                                                     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                       27,000
                                                                     ===========



PRO FORMA RELATING TO CHANGE IN TAX STATUS*
     Historical income before provision for income taxes                                   $     9,865
     Pro forma provision for income taxes                                                        3,906
                                                                                           -----------
     Pro forma net income relating to change in tax status                                 $     5,959
                                                                                           ===========
        per share                                                                          $      0.22
                                                                                           ===========
     Weighted average shares outstanding                                                        27,000
                                                                                           ===========


* The Company consisted during the quarter ended March 31, 1996 of "S" Corporations as a result of which federal and state taxes were generally paid at the shareholder level only. The pro forma information assumes the Company had elected "C" Corporation status, and had not elected "S" Corporation status.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                      1997       1996
                                                                                      ----       ----
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $     5,667          $     9,779
     Adjustment to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                               466                  302
           Bad debt expense                                                            200                  144
           Deferred income taxes                                                     1,308                   --
           Changes in operating assets and liabilities:
                Accounts receivable                                                 (2,778)                 559
                Inventories                                                         (5,669)              (2,837)
                Prepaid expenses and other current assets                             (221)                (607)
                Accounts payable                                                     4,322                2,960
                Accrued expenses and other current liabilities                       1,476                  (50)
                                                                               -----------          ------------

                    Net cash provided by operating activities                        4,771               10,250
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                                  --                  (23)
     Acquisition of property, plant and equipment                                   (2,292)                (224)
     Decrease (increase) in other assets                                               614                 (52)
                                                                               -----------          -----------
           Net cash used in investing activities                                    (1,678)                (299)
                                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to shareholders                                                      --               (2,728)
     Payments of debt                                                               (5,007)                 (85)
     Principal payments of capital lease obligations                                   (36)                 (34)
                                                                               ------------         ------------
            Net cash used in financing activities                                   (5,043)              (2,847)
                                                                               ------------         ------------

Net (decrease) increase in cash and cash equivalents                                (1,950)               7,104
Cash and cash equivalents at beginning of period                                     3,794                7,945
                                                                               -----------          -----------
Cash and cash equivalents at end of period                                     $     1,844          $    15,049
                                                                               ===========          ===========

Supplemental disclosures of cash flow information:
     Cash paid during the periods for:
             Interest                                                          $       270          $       224
                                                                               ===========          ===========
             Income taxes                                                      $     1,314          $        80
                                                                               ===========          ===========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation and subsidiaries as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab Corporation's December 31, 1996 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.

    2. PRO FORMA INFORMATION

     The Company completed a recapitalization transaction in May of 1996 (including a change in the Company's tax status from "S" to "C" corporation status) and subsequently completed an initial public offering ("IPO") of its common stock in November of 1996. The following unaudited pro forma results of operations give effect to the Company's recapitalization transaction and its change from "S" to "C" corporation status and subsequent IPO as if each occurred as of January 1, 1996 and exclude non-recurring transaction expenses. The pro forma operations data have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the recapitalization transaction and subsequent IPO in fact occurred on January 1, 1996.

                                            THREE MONTHS ENDED MARCH 31, 1996
                                            ---------------------------------
                                                       (UNAUDITED)

              Net sales                                  $43,984
              Interest expense                             2,927
              Net income                                   4,406
              Net income per share                          0.16

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


    3. CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

     The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances, or other distributions to Twinlab Corporation ("TLC") except in certain limited circumstances. The condensed financial information of TLC, on a stand-alone basis, is as follows (because TLC had no cash prior to the recapitalization transaction on May 7, 1996, no condensed statement of cash flow is presented for the three months ended March 31, 1996.

                    CONDENSED BALANCE SHEETS                 MARCH 31, 1997            DECEMBER 31, 1996
           ---------------------------------                 --------------            -----------------

           ASSETS                                              (UNAUDITED)
             Cash                                              $       163                $       162
             Investment in subsidiaries                              7,192                      1,526
                                                               -----------                -----------
                                                               $     7,355                $     1,688
                                                               ===========                ===========
           SHAREHOLDERS' EQUITY
             Common stock ($1.00 par value;
                75,000,000 shares authorized;
                27,000,000 outstanding)                        $    27,000                     27,000
             Additional paid-in capital                            141,338                    141,338
             Accumulated deficit                                  (160,983)                  (166,650)
                                                               ------------               ------------
                                                               $     7,355                $     1,688
                                                               ===========                ===========


                                                                       THREE MONTHS ENDED MARCH 31,
           CONDENSED STATEMENTS OF INCOME                                   1997                   1996
           ------------------------------                              ------------           ---------


           Equity interest in net income of subsidiaries              $    5,666             $    9,779
           Interest income                                                     1                     --
                                                                      ----------             ----------
           Net income                                                 $    5,667             $    9,779
                                                                      ==========             ==========

           CONDENSED STATEMENT OF CASH FLOW                       THREE MONTHS ENDED MARCH 31, 1997
           --------------------------------

           CASH FLOWS FROM OPERATING ACTIVITIES                                  $     5,667
                                                                                 -----------
              Net income
           CASH FLOWS USED IN INVESTING ACTIVITIES
              Equity investments in subsidiaries                                      (5,666)
                                                                                 -----------
              Net increase in cash                                                         1
              Cash at beginning of period                                                162
                                                                                 -----------
              Cash at end of period                                              $       163
                                                                                 ===========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Twin Laboratories Inc. ("Twin") and Advanced Research Press, Inc. ("ARP") are, respectively, a direct and indirect wholly-owned subsidiary of TLC. TLC and ARP have provided joint and several full and unconditional senior subordinated guarantees of the senior subordinated notes of Twin.

     The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of TLC on a consolidated basis. TLC has no separate operations and has no significant assets other than TLC's investment in Twin and, through Twin, in ARP. Twin has no direct or indirect subsidiaries other than ARP; and neither Twin nor ARP has any stockholder other than respectively, TLC and Twin. Accordingly, the Company has determined that separate financial statements of Twin and ARP would not be material to investors and, therefore, are not included herein.

     Summarized financial information of Twin is as follows:

                           AS OF MARCH 31, 1997        AS OF DECEMBER 31, 1996
                           --------------------        -----------------------
                             (UNAUDITED)
Current assets                 $74,352                        $68,100
Noncurrent assets               75,249                         74,979
Current liabilities             40,227                         39,426
Noncurrent liabilities         100,378                        100,423
Shareholder's equity             8,996                          3,230


                            THREE MONTHS ENDED MARCH 31,
                             1997                1996
                        ------------           -------
Net sales                 $51,169              $43,984
Gross profit               21,986               17,622
Net income                  5,666                9,779



      Summarized financial information of ARP is as follows:

                               AS OF MARCH 31,1997      AS OF DECEMBER 31,1996
                               -------------------      ----------------------

       Current assets             $     1,492                $     1,577
       Noncurrent assets                  184                        182
       Current liabilities                971                      1,200
       Noncurrent liabilities              -                          -
       Shareholder's equity               705                        559


                             THREE MONTHS ENDED MARCH 31,
                             1997               1996
                          --------            ------
Net sales                 $1,591              $1,419
Gross profit                 406                 133
Net income                   146                  23

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


    4. INVENTORIES

       INVENTORIES CONSIST OF THE FOLLOWING:

                          MARCH 31, 1997     DECEMBER 31,1996
                          --------------     ----------------
                            (UNAUDITED)
Raw materials                $13,627              $10,802
Work in process                7,699                8,712
Finished goods                13,786                9,929
                             -------              -------
Total                        $35,112              $29,443
                             =======              =======

                      TWINLAB CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1996

NET SALES. Net sales for the three months ended March 31, 1997 was $51.2 million, an increase of $7.2 million, or 16.3%, as compared to net sales of $44.0 million for the three months ended March 31, 1996. The 16.3% increase was attributable to increases in gross sales, partially offset by an increase in discounts and allowances which was due to the Company's increased sales volume. Net sales of TWINLAB products contributed $41.6 million, an increase of $7.0 million, or 20%, as compared to $34.6 million for the three months ended March 31, 1996. The increase in net sales was primarily due to the expansion of established accounts, improved business development in other channels of distribution, increased sales of Vitamin E, Zinc Lozenges, echinacea and Chondroitin Sulfate (CSA) and related products, and product specific advertising. Herbal products contributed $8.2 million, an increase of $0.1 million, or 1.2%, as compared to $8.1 million for the three months ended March 31, 1996. Publishing contributed $1.4 million as compared to $1.3 million for the three months ended March 31, 1996.

GROSS PROFIT. Gross profit for the three months ended March 31, 1997 was $22.0 million, which represented an increase of $4.4 million, or 24.8%, as compared to $17.6 million for the three months ended March 31, 1996. Gross profit margin was 43.0% for the three months ended March 31, 1997 as compared to 40.1% for the three months ended March 31, 1996. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended March 31, 1997. The increase in gross profit margin for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 was due primarily to a more favorable product mix, to higher gross profit margins on recently introduced new product formulations and product line extensions, and to continued absorption of manufacturing overhead expenses over a larger sales base.

                      TWINLAB CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES. Operating expenses were $9.7 million for the three months ended March 31, 1997, representing an increase of $2.4 million, or 32.7%, as compared to $7.3 million for the three months ended March 31, 1996. As a percent of net sales, operating expenses increased from 16.6% for the three months ended March 31, 1996 to 18.9% for the three months ended March 31, 1997. The increase in operating expenses was primarily attributable to increased selling and advertising expenses and higher operating expenses resulting from the Company's increased level of sales for the three months ended March 31, 1997. The increase in operating expenses as a percent of net sales was primarily due to increased advertising relating to a new television advertising campaign for TWINLAB products.

INCOME FROM OPERATIONS. Income from operations was $12.3 million for the three months ended March 31, 1997, representing an increase of $2.0 million, or 19.1%, as compared to $10.3 million for the three months ended March 31, 1996. Income from operations margin increased to 24.0% of net sales for the three months ended March 31, 1997, as compared to 23.5% of net sales for the three months ended March 31, 1996. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume together with higher gross margins, offset in part by higher operating expenses as a percent of net sales for the three months ended March 31, 1997.

OTHER EXPENSE. Other expense was $3.0 million for the three months ended March 31, 1997, as compared to $0.5 million for the three months ended March 31, 1996. The net increase of $2.5 million is primarily attributable to a $2.8 million increase in interest expense which resulted from increased borrowings.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, cash provided by operating activities was $4.8 million, as compared to $10.3 million for the three months ended March 31, 1996. Cash used in financing activities was $5.0 million for the three months ended March 31, 1997, and represented the repayment of outstanding indebtedness. Cash used in financing activities for the three months ended March 31, 1996 was $2.8 million and primarily consisted of distributions to stockholders of $2.7 million.

Capital expenditures were $2.3 million and $0.2 million for the three months ended March 31, 1997 and 1996, respectively. Historical capital expenditures were primarily used to purchase production equipment, expand capacity and improve manufacturing efficiency. Capital expenditures are expected to be approximately $4.8 million during the calendar year 1997, and will be used to purchase manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. The Company recently terminated a contract for the purchase of an approximately 110,000 square foot warehouse, manufacturing and office facility in Ronkonkoma, New York in accordance with the terms of the contract. Management believes that it will be able to lease, purchase, or construct additional facilities to the extent necessary to meet the Company's future expansion requirements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

TLC has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, TLC's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture, dated as of May 7, 1996, among TLC, Twin Laboratories Inc., ARP and Fleet National Bank, as trustee, relating to the senior subordinated notes and the amended revolving credit facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its amended revolving credit facility. As of April 30, 1997, approximately $30 million of borrowings were available under the amended revolving credit facility for working capital requirements and general corporate purposes.

One of the Company's business strategies is to pursue acquisition opportunities, including product line acquisitions, that complement its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Up to $30 million of borrowings under the amended revolving credit facility will be available to fund future acquisitions subject to certain conditions and reductions ($15 million of which is available as of April 30, 1997). There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company or that funds to finance an acquisition will be available or permitted under the Company's financing instruments.


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

                                     PART II
                               OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended March 31, 1997.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

                27      Financial Data Schedule.


(b)       REPORTS ON FORM 8-K:

                A report on Form 8-K was filed on March 4, 1997, reporting the scheduled date of the Company's Annual Meeting record date with respect thereto.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TWINLAB CORPORATION


                              BY:  /s/ Ross Blechman
                                   -------------------
                                    Ross Blechman
                                    CHAIRMAN, PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER



DATED:  May 14, 1997          BY: /s/ Brian Blechman
                                  --------------------
                                    Brian Blechman
                                    EXECUTIVE VICE PRESIDENT - TREASURER,
                                    CHIEF ACCOUNTING OFFICER