Form 10-Q
period 1997-06-30
TWINLAB CORP
filed 1997-08-14
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                         Commission file number 0-21003


                               TWINLAB CORPORATION

             (Exact name of registrant as specified in its charter)

        Delaware                                          11-3317986
(State of incorporation)                       (IRS Employer Identification No.)

2120 Smithtown Avenue, Ronkonkoma, New York                  11779
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



                               YES X     NO____


At July 31, 1997, the registrant had 27,0000,000 of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                       JUNE 30, 1997      DECEMBER 31, 1996(1)
                                                                        (unaudited)
          ASSETS
          Current Assets:
            Cash and cash equivalents                                    $   2,351             $   3,794
            Accounts receivable, net of allowance for
              bad debts of $408 and $208 respectively                       30,244                31,027
            Inventories                                                     38,515                29,443
            Deferred tax assets                                                877                 1,218
            Prepaid expenses and other current assets                        1,526                 1,076
                                                                         ---------             ---------
                   Total Current Assets                                     73,513                66,558

          Property, plant and equipment, net                                14,063                14,157

          Deferred tax assets                                               50,974                52,858

          Other assets                                                       7,637                 7,964
                                                                         ---------             ---------
          TOTAL                                                          $ 146,187             $ 141,537
                                                                         =========             =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
            Current portion of long-term debt                            $  17,085             $  20,085
            Current portion of capital lease obligation                        152                   146
            Accounts payable                                                11,411                10,313
            Accrued expenses and other current liabilities                   5,113                 8,882
                                                                          ---------             ---------
                   Total Current Liabilities                                33,761                39,426
          Long-term debt, less current portion                             100,253               100,265
          Capital lease obligations, less current portion                       80                   158
                                                                         ---------             ---------

                   Total Liabilities                                       134,094               139,849
                                                                         ---------             ---------

          Commitments and contingencies

          Shareholders' equity
            Preferred stock, $.01 par value; 2,000,000 shares
             authorized; none issued
            Common stock, $1.00 par value; 75,000,000 shares
             authorized; 27,000,000 shares outstanding as of
             June 30, 1997 and December 31, 1996                            27,000                27,000
            Additional paid-in capital                                     141,338               141,338
            Accumulated deficit                                           (156,245)             (166,650)
                                                                         ---------             ---------
                   Total Shareholders' Equity                               12,093                 1,688
                                                                         ---------             ---------
          TOTAL                                                          $ 146,187             $ 141,537
                                                                         =========             =========


          (1) The consolidated balance sheet as of December 31, 1996 has been taken from the audited financial statements at that date.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------                -------------------------
                                                         1997                  1996                1997                 1996
                                                        --------             --------             --------             --------
                                                                 (UNAUDITED)                               (UNAUDITED)
NET SALES                                               $ 44,567             $ 37,853             $ 95,736             $ 81,837
COST OF SALES                                             25,389               21,490               54,572               47,852
                                                        --------             --------             --------             --------
GROSS PROFIT                                              19,178               16,363               41,164               33,985
OPERATING EXPENSES                                         8,400                7,517               18,088               14,816
                                                        --------             --------             --------             --------
INCOME FROM OPERATIONS                                    10,778                8,846               23,076               19,169
                                                        --------             --------             --------             --------
OTHER (EXPENSE) INCOME:
  Interest income                                             41                  148                   85                  315
  Interest expense                                        (3,138)              (2,367)              (6,182)              (2,591)
  Transaction expenses                                        --                   --                   --                 (400)
  Non recurring non-competition agreement
    expense                                                   --              (15,300)                  --              (15,300)
  Other                                                        6                  (22)                  12                  (23)
                                                        --------             --------             --------             --------
                                                          (3,091)             (17,541)              (6,085)             (17,999)
                                                        --------             --------             --------             --------
INCOME BEFORE PROVISION FOR (BENEFIT
  FROM) INCOME TAXES                                       7,687               (8,695)              16,991                1,170

PROVISION FOR (BENEFIT FROM) INCOME
  TAXES                                                    2,949               (4,373)               6,586               (4,287)
                                                        --------             --------             --------             --------
NET INCOME (LOSS)                                       $  4,738             $ (4,322)            $ 10,405             $  5,457
                                                        ========             ========             ========             ========

NET INCOME PER SHARE                                    $   0.18                                  $   0.39
                                                        ========                                  ========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                             27,025                                   27,020
                                                         ========                                ========

PRO FORMA RELATING TO CHANGE IN
  TAX STATUS*
  Historical income (loss)  before provision
   for income taxes                                                          $ (8,695)                                 $  1,170
  Pro forma provision for income taxes                                          2,682                                     6,588
                                                                             --------                                  --------
  Pro forma net loss relating to change in
    tax status                                                                (11,377)                                   (5,418)
  Prefered stock dividends                                                     (1,247)                                   (1,247)
                                                                             --------                                  --------
  Net loss applicable to common stock                                        $(12,624)                                 $ (6,665)
                                                                             ========                                  ========
  Net loss per share                                                         $  (0.47)                                 $  (0.25)
                                                                             ========                                  ========
  Weighted average shares outstanding                                          27,000                                    27,000
                                                                             ========                                  ========



* The Company consisted of "S" Corporations through May 7, 1996 as a result of which federal and state taxes were generally paid at the shareholder level only. The pro forma information assumes the Company had elected "C" Corporation status, and had not elected "S" Corporation status.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            1997                  1996
                                                                          --------             ---------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 10,405             $   5,457
  Adjustment to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               873                   742
   Bad debt expense                                                            200                    51
   Deferred income taxes                                                     2,225                (4,392)
   Nonrecurring non-competition agreement expense                               --                15,300
   Changes in operating assets and liabilities:
     Accounts receivable                                                       583                 1,620
     Inventories                                                            (9,072)               (5,680)
     Prepaid expenses and other current assets                                (450)                 (458)
     Accounts payable                                                        1,098                 1,824
     Accrued expenses and other current liabilities                         (3,769)                2,316
                                                                          --------             ---------

         Net cash provided by operating activities                           2,093                16,780
                                                                          --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property plant and equipment                         2,491                    10
  Acquisition of property, plant and equipment                              (2,920)                 (483)
  Increase in other assets                                                     (23)               (6,045)
                                                                          --------             ---------

         Net cash used in investing activities                                (452)               (6,518)
                                                                          --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                --               153,000
  Distributions to shareholders                                                 --                (8,929)
  Proceeds from issuance of preferred stock                                     --                67,000
  Payments of debt                                                          (3,012)              (10,990)
  Issuance of capital stock                                                     --                 5,500
  Principal payments of capital lease obligations                              (72)                  (67)
  Repurchase of shareholders common stock and recapitalization                  --              (215,737)
                                                                          --------             ---------


         Net cash used in financing activities                              (3,084)              (10,223)
                                                                          --------             ---------

Net (decrease) increase in cash and cash equivalents                        (1,443)                   39
Cash and cash equivalents at beginning of period                             3,794                 7,945
                                                                          --------             ---------
Cash and cash equivalents at end of period                                $  2,351             $   7,984
                                                                          ========             =========

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
   Interest                                                               $  5,738             $     435
                                                                          ========             =========
   Income taxes                                                           $  5,701             $     123
                                                                          ========             =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation and subsidiaries as of June 30, 1997, the results of its operations for the three months and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.    PRO FORMA INFORMATION

      The Company completed a recapitalization transaction in May of 1996 (including a change in the Company's tax status from "S" to "C" corporation status) and subsequently completed an initial public offering ("IPO") of its common stock in November of 1996. The following unaudited pro forma results of operations give effect to the Company's recapitalization transaction and its change from "S" to "C" corporation status and subsequent IPO as if each occurred as of January 1, 1996 and exclude the effects of $15.3 million of nonrecurring non-competition agreement expense and nonrecurring transaction expenses. The pro forma operations data have been prepared for comparative purposes only and do not purport to represent what the Company's actual results of operations would have been had the recapitalization transaction and subsequent IPO in fact occurred on January 1, 1996.

                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                       JUNE 30, 1996        JUNE 30, 1996
                                       -------------        -------------
                                        (UNAUDITED)          (UNAUDITED)
              Net sales                  $ 37,853              $ 81,837
              Interest expense              2,613                 5,540
              Net income                    3,673                 8,079
              Net income per share           0.14                  0.30

3.    CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

      The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances, or other distributions to Twinlab Corporation ("TLC") except in certain limited circumstances. The condensed financial information of TLC, on a stand-alone basis, is as follows:

                                                JUNE 30, 1997     DECEMBER 31, 1996
                                                -------------     -----------------
      CONDENSED BALANCE SHEETS                   (UNAUDITED)
      ASSETS
      Cash                                        $      165          $     162
      Investment in subsidiaries                      11,928              1,526
                                                  ----------          ---------
                                                  $   12,093          $   1,688
                                                  ==========          =========
      SHAREHOLDERS' EQUITY
      Common stock ($1.00 par value;
      75,000,000 shares authorized; 27,000,000
      outstanding                                     27,000             27,000
      Additional paid-in capital                     141,338            141,338
      Accumulated deficit                           (156,245)          (166,650)
                                                  ----------          ---------
                                                  $   12,093          $   1,688
                                                  ==========          =========

                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                1997               1996                1997              1996
                                               ------            -------             -------            ------
CONDENSED STATEMENTS OF INCOME                       (UNAUDITED)                             (UNAUDITED)
  Equity interest in net income of
    subsidiaries                              $4,767            $(4,322)            $10,533            $5,457
  Interest income                                  2                 --                   3                --
                                              ------            -------             -------            ------
  Income (loss) before provision
    for income taxes                           4,769             (4,322)             10,536             5,457
  Provision for income taxes                      31                 --                 131                --
                                              ------            -------             -------            ------
  Net income (loss)                           $4,738            $(4,322)            $10,405            $5,457
                                              ======            =======             =======            ======


                                                              SIX MONTHS ENDED JUNE 30,
                                                             1997                  1996
                                                           --------             ---------
CONDENSED STATMENTS OF CASH FLOWS                                   (UNAUDITED)
        CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                       $ 10,405             $   5,457
                                                           --------             ---------
        CASH FLOWS FROM INVESTING ACTIVITIES
          Equity investments in subsidiaries                (10,402)              146,709
                                                           --------             ---------
        CASH FLOWS FROM FINANCING ACTIVITIES
          Distributions to shareholders                          --                (8,929)
          Proceeds from issuance of preferred
            stock                                                --                67,000
          Issuance of capital stock                              --                 5,500
          Repurchase of shareholders' common
            stock and recapitalization                           --              (215,737)
                                                           --------             ---------
          Net cash used in financing activities                  --              (152,166)
                                                           --------             ---------
        Net increase in cash                                      3                    --
        Cash at beginning of period                             162                    --
                                                           --------             ---------
        Cash at end of period                              $    165             $       -
                                                           ========             =========

Twin Laboratories Inc. ("Twin") and Advanced Research Press. ("ARP") are, respectively, a direct and indirect wholly-owned subsidiary of TLC. TLC and ARP have provided joint and several, full and unconditional senior subordinated guarantees of the senior subordinated notes of Twin.

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

Summarized financial information of Twin is as follows:

                                    AS OF JUNE 30, 1997   AS OF DECEMBER 31, 1996
                                    -------------------   -----------------------
                                        (UNAUDITED)
             Current assets               $ 75,183                $68,100
             Noncurrent assets              72,674                 74,979
             Current liabilities            33,761                 39,426
             Noncurrent liabilities        100,333                100,423
             Shareholder's equity           13,763                  3,230



                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                              ---------------------------   -------------------------
                                   1997        1996            1996        1997
                                   ----        ----            ----        ---
                                     (UNAUDITED)                 (UNAUDITED)
             Net sales         $ 44,567       $37,853        $95,736     $81,837
             Gross profit        19,178        16,363         41,164      33,985
             Net income (loss)    4,767        (4,322)        10,533       5,457


      Summarized financial information of ARP is as follows:

                                     AS OF JUNE 30, 1997    AS OF DECEMBER 31,1996
                                     -------------------    ----------------------
                                         (UNAUDITED)
             Current assets                $1,400                 $1,577
             Noncurrent assets                192                    182
             Current liabilities              792                  1,200
             Noncurrent liabilities             -                      -
             Shareholder's equity             800                    559


                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                   1997          1996        1997         1996
                                   ----          ----        ----         ----
                                      (UNAUDITED)               (UNAUDITED)
             Net sales            $1,362       $1,619       $2,953       $3,038
             Gross profit            298          334          704          467
             Net income               95          253          241          276

4.    INVENTORIES

      Inventories consist of the following:

                                          JUNE 30, 1997      DECEMBER 31,1996
                                          -------------      ----------------
                                           (UNAUDITED)
             Raw Materials                   $  14,857           $ 10,802
             Work in Process                     6,955              8,712
             Finished Goods                     16,703              9,929
                                             ---------           --------
                        Total                $  38,515           $ 29,443
                                             =========           ========

5.    SUBSEQUENT EVENT

      On July 1, 1997, the Company and Rexall Sundown, Inc. confirmed that they were engaged in substantive discussions relating to a potential merger, which would contemplate that Rexall Sundown, Inc. would issue 0.74 shares of its common stock for each outstanding share of the Company's common stock. In connection with this transaction, the two parties have jointly approached the Securities and Exchange Commission to confirm that the potential merger of the two companies would be accounted for as a pooling of interests. Any agreement would be subject to a number of conditions, including satisfactory completion of due diligence by each party, appropriate confirmation of the applicability of pooling of interests accounting, Board and shareholder approval by each party, receipt by each party's Board of Directors of a satisfactory fairness opinion and regulatory approval.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      RESULTS OF OPERATIONS

      SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

      NET SALES: Net sales for the six months ended June 30, 1997 was $95.7 million, an increase of $13.9 million, or 17.0%, as compared to net sales of $81.8 million for the six months ended June 30, 1996. The 17.0% increase was attributable to increases in gross sales, partially offset by an increase in discounts and allowances which was due to the Company's increased sales volume. TWINLAB brand net sales contributed $76.9 million, an increase of $11.9 million, or 18.3%, as compared to $65.0 million for the six months ended June 30, 1996. The increase in net sales was primarily due to the expansion of established accounts, improved business development in other channels of distribution, increased sales of existing products, new product introductions, and product specific advertising. Herbal products contributed $16.2 million, an increase of $2.1 million, or 15.0%, as compared to $14.1 million for the six months ended June 30, 1996. Publishing activities contributed $2.6 million as compared to $2.7 million for the six months ended June 30, 1996.

      GROSS PROFIT: Gross profit for the six months ended June 30, 1997 was $41.2 million, which represented an increase of $7.2 million, or 21.1%, as compared to $34.0 million for the six months ended June 30, 1996. Gross profit margin was 43.0% for the six months ended June 30, 1997 as compared to 41.5% for the six months ended June 30, 1996. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the six months ended June 30, 1997. The increase in gross profit margin for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was due primarily to a more favorable product mix, to higher gross profit margins on recently introduced new product formulations and product line extensions, and to continued absorption of manufacturing overhead expenses over a larger sales base, partially offset by an increase in credits and discounts.

      OPERATING EXPENSES: Operating expenses were $18.1 million for the six months ended June 30, 1997, representing an increase of $3.3 million, or 22.1%, as compared to $14.8 million for the six months ended June 30, 1996. As a percent of net sales, operating expenses increased from 18.1% for the six months ended June 30, 1996 to 18.9% for the six months ended June 30, 1997. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expense resulting from the Company's increased level of operations for the six months ended June 30, 1997.

      INCOME FROM OPERATIONS: Income from operations was $23.1 million for the six months ended June 30, 1997, representing an increase of $3.9 million, or 20.4%, as compared to $19.2 million for the six months ended June 30, 1996. Income from operations margin increased to 24.1% of net sales for the six months ended June 30, 1997, as compared to 23.4% of net sales for the six months ended June 30, 1996. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume together with higher gross margins, offset in part by higher operating expenses as a percent of net sales for the six months ended June 30, 1997.

      OTHER EXPENSE: Other expense was $6.1 million for the six months ended June 30, 1997, as compared to $18.0 million for the six months ended June 30, 1996. The net decrease of $11.9 million is primarily attributable to a $15.7 million decrease in nonrecurring non-competition agreement expense and transaction expenses which were incurred in 1996 offset by an increase in interest expense of $3.6 million resulting from increased borrowings.

      THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

      NET SALES: Net sales for the three months ended June 30, 1997 was $44.6 million, an increase of $6.7 million, or 17.7%, as compared to net sales of $37.9 million for the three months ended June 30, 1996. The 17.7% increase was attributable to increases in gross sales, partially offset by an increase in discounts and allowances which was due to the Company's increased sales volume. Net sales of TWINLAB products contributed $35.3 million, an increase of $4.9 million or 16.1% as compared to $30.4 million for the three months ended June 30, 1996. The increase in net sales was primarily due to the expansion of established accounts, improved business development in other channels of distribution, increased sales of existing products, and product specific advertising. Herbal products contributed $8.1 million, an increase of $2.1 million, or 35.0% as compared to $6.0 million for the three months ended June 30, 1996. Publishing activities contributed $1.2 million as compared to $1.5 million for the three months ended June 30, 1996.

      GROSS PROFIT: Gross profit for the three months ended June 30, 1997 was $19.2 million, which represented an increase of $2.8 million, or 17.2%, as compared to $16.4 million for the three months ended June 30, 1996. Gross profit margin was 43.0% for the three months ended June 30, 1997 as compared to 43.2% for the three months ended June 30, 1996. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended June 30, 1997. The decrease in gross profit margin for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was due primarily to product mix and an increase in credits and discounts.

      OPERATING EXPENSES: Operating expenses were $8.4 million for the three months ended June 30, 1997 representing an increase of $0.9 million, or 11.7%, as compared to $7.5 million for the three months ended June 30, 1996. As a percent of net sales, operating expenses decreased from 19.9% for the three months ended June 30, 1996 to 18.8% for the three months ended June 30, 1997. The increase in operating expenses was primarily attributable to higher general and administrative expenses offset by decreased selling and marketing expenses. The Company's increased level of operations contributed to the increase in general and administrative expense for the three months ended June 30, 1997. The decrease in operating expenses as a percent of net sales was primarily due to increased sales volume and absorption of expenses over a larger base.

      INCOME FROM OPERATIONS: Income from operations was $10.8 million for the three months ended June 30,1997, representing an increase of $2.0 million, or 21.8%, as compared to $8.8 million for the three months ended June 30, 1996. Income from operations margin increased to 24.2% of net sales for the three months ended June 30, 1997 as compared to 23.4% of net sales for the three months ended June 30, 1996. The increase in income from operations and income from operations margin was due to the Company's higher sales volume together with lower operating expenses as a percent of net sales for the three months ended June 30, 1997.

      OTHER EXPENSE: Other expense was $3.1 million for the three months ended June 30, 1997, as compared to $17.5 million for the three months ended June 30, 1996. The net decrease of $14.4 million is primarily attributable to a $15.3 million decrease in nonrecurring non-competition agreement expense which was incurred in 1996, offset by an increase of $0.8 million in interest expense from increased borrowings.

      LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended June 30, 1997, cash provided by operating activities was $2.1 million, as compared to $16.8 million for the six months ended June 30, 1996. Cash used in financing activities was $3.1 million for the six months ended June 30, 1997, and represented the repayment of outstanding indebtedness. Cash used in financing activities for the six months ended June 30, 1996 was $10.2 million, reflecting the net cash effect of the recapitalization transaction and distributions of $8.9 million to the stockholders.

      Capital expenditures were $2.9 million ($2.5 million of which was subsequently sold and leased back) and $0.5 million for the six months ended June 30, 1997 and 1996, respectively. Historical capital expenditures were primarily used to purchase production equipment, expand capacity and improve manufacturing efficiency. Capital expenditures are expected to be approximately $4.8 million during the calendar year 1997, and will be used to purchase manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year.

      TLC has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, TLC's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture, dated as of May 7, 1996, among TLC, Twin Laboratories Inc., ARP and Fleet National Bank (now State Street Bank and Trust Co.), as trustee, relating to the senior subordinated notes and the amended revolving credit facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

      Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its amended revolving credit facility. As of July 31, 1997, approximately $30 million of borrowings were available under the amended revolving credit facility for working capital requirements and general corporate purposes.

      One of the Company's business strategies is to pursue acquisition opportunities, including product line acquisitions, that complement its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Up to $30 million of borrowings under the amended revolving credit facility will be available to fund future acquisitions subject to certain conditions and reductions ($15 million of which is available as July 31, 1997). There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

      On July 1, 1997, the Company and Rexall Sundown, Inc. confirmed that they were engaged in substantive discussions relating to a potential merger, which would contemplate that Rexall Sundown, Inc. would issue 0.74 shares of its common stock for each outstanding share of the Company's common stock. In connection with this transaction, the two parties have jointly approached the Securities and Exchange Commission to confirm that the potential merger of the two companies would be accounted for as a pooling of interests. Any agreement would be subject to a number of conditions, including satisfactory completion of due diligence by each party, appropriate confirmation of the applicability of pooling of interests accounting, Board and shareholder approval by each party, receipt by each party's Board of Directors of a satisfactory fairness opinion and regulatory approval.

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

                                     PART II
                                OTHER INFORMATION


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on June 17, 1997, at which meeting the stockholders voted to elect directors of the Company and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

      The results of the matters voted on at the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of broker non-votes with respect to each such nominee:

                NOMINEE               FOR        AGAINST     WITHHELD        BROKER
                                                                            NON-VOTES
          -------------------------------------------------------------------------------
          Brian Blechman           23,976,349       0         62,685            0
          Dean Blechman            23,975,999       0         63,035            0
          Neil Blechman            23,976,999       0         62,035            0
          Ross Blechman            23,977,799       0         61,235            0
          Steve Blechman           23,976,399       0         62,635            0
          John G. Danhakl          23,978,049       0         60,985            0
          Jennifer Holden Dunbar   23,978,099       0         60,935            0
          Jonathan D. Sokoloff     23,978,049       0         60,985            0

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                          FOR      AGAINST   ABSTAIN      BROKER NON-VOTES
                                     -----------------------------------------------------
    Ratification of Deloitte &
    Touche LLP as the Company's
    independent auditors              24,028,633    4,748     5,653         0

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27    Financial Data Schedule.

(b)   Reports of Form 8-K:

      A report on Form 8-K was filed on April 16, 1997, reporting the scheduled date of the Company's Annual Meeting of Stockholders and the record date with respect thereto.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TWINLAB CORPORATION




                                   By:    /s/ Ross Blechman
                                        ----------------------------------------
                                        Ross Blechman
                                        Chairman, President and Chief Executive
                                          Officer




                                   By:    /s/ Brian Blechman
                                        ----------------------------------------
                                        Brian Blechman
                                        Executive Vice President - Treasurer,
                                           Chief Accounting Officer


DATED:    August 14, 1997