Form 10-Q
period 1997-09-30
TWINLAB CORP
filed 1997-11-13
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

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

                               YES X   NO___





At October 31, 1997, the registrant had 27,000,000 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                     SEPTEMBER 30, 1997  DECEMBER 31, 1996 (1)
                                                          (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                $   5,423        $   3,794
  Accounts receivable, net of allowance for bad
     debts of $406 and $208 respectively                      33,498           31,027
  Inventories                                                 37,070           29,443
  Deferred tax assets                                          1,149            1,218
  Prepaid expenses and other current assets                    1,939            1,076
                                                           ---------        ---------
             Total Current Assets                             79,079           66,558

Property, plant and equipment, net                            13,982           14,157

Deferred tax assets                                           50,032           52,858

Other assets                                                   7,224            7,964
                                                           ---------        ---------
TOTAL                                                      $ 150,317        $ 141,537
                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                        $  14,085        $  20,085
  Current portion of capital lease obligations                   155              146
  Accounts payable                                            10,699           10,313
  Accrued expenses and other current liabilities               8,531            8,882
                                                           ---------        ---------
             Total Current Liabilities                        33,470           39,426
Long-term debt, less current portion                         100,247          100,265
Capital lease obligations, less current portion                   41              158
                                                           ---------        ---------
             Total Liabilities                               133,758          139,849
                                                           ---------        ---------

Commitments and contingencies

Shareholders' Equity
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 27,000,000 shares outstanding as of
     September 30, 1997 and December 31, 1996                 27,000           27,000
  Additional paid-in capital                                 141,338          141,338
  Accumulated deficit                                       (151,779)        (166,650)
                                                           ---------        ---------
             Total Shareholders' Equity                       16,559            1,688
                                                           ---------        ---------
TOTAL                                                      $ 150,317        $ 141,537
                                                           =========        =========


(1) The consolidated balance sheet as of December 31, 1996 has been taken from the audited financial statements at that date.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                     --------------------------        --------------------------
                                                        1997             1996             1997             1996
                                                       -----             ----             ----             ----
                                                            (UNAUDITED)                       (UNAUDITED)
NET SALES                                            $  49,189        $  39,393        $ 144,925        $ 121,230
COST OF SALES                                           29,122           23,830           83,694           71,682
                                                     ---------        ---------        ---------        ---------
GROSS PROFIT                                            20,067           15,563           61,231           49,548
OPERATING EXPENSES                                       9,736            7,828           27,824           22,644
                                                     ---------        ---------        ---------        ---------
INCOME FROM OPERATIONS                                  10,331            7,735           33,407           26,904
                                                     ---------        ---------        ---------        ---------
OTHER (EXPENSE) INCOME:
  Interest income                                           38              137              123              452
  Interest expense                                      (3,129)          (4,312)          (9,311)          (6,903)
  Transaction expenses                                      --               --               --             (400)
  Non recurring non-competition agreement
    expense                                                 --               --               --          (15,300)
  Other                                                     11               38               23               15
                                                     ---------        ---------        ---------        ---------
                                                        (3,080)          (4,137)          (9,165)         (22,136)
                                                     ---------        ---------        ---------        ---------
INCOME BEFORE PROVISION FOR (BENEFIT
  FROM) INCOME TAXES                                     7,251            3,598           24,242            4,768

PROVISION FOR (BENEFIT FROM) INCOME
  TAXES                                                  2,785            1,433            9,371           (2,854)
                                                     ---------        ---------        ---------        ---------
NET INCOME                                           $   4,466        $   2,165        $  14,871        $   7,622
                                                     =========        =========        =========        =========

NET INCOME PER SHARE                                 $    0.17                         $    0.55
                                                     =========                         =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                           27,051                            27,030
                                                     =========                         =========

PRO FORMA RELATING TO CHANGE IN
  TAX STATUS*
  Historical income before provision
     for income taxes                                                 $   3,598                        $   4,768
  Pro forma provision for income taxes                                    1,439                            8,027
                                                                      ---------                        ---------
  Pro forma net income (loss) relating to
     change in tax status                                                 2,159                           (3,259)
  Preferred stock dividends                                              (2,139)                          (3,386)
                                                                      ---------                        ---------
  Net income (loss) applicable to common stock                        $      20                        $  (6,645)
                                                                      =========                        =========
   Net income (loss) per share                                        $      --                        $   (0.25)
                                                                      =========                        =========
  Weighted average shares outstanding                                    27,000                           27,000
                                                                      =========                        =========



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

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------




                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              1997               1996
                                                                                              ----               ----
                                                                                                    (UNAUDITED)
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                        $  14,871         $     7,622
         Adjustment to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                      1,346               1,322
            Gain on disposal of equipment                                                         (2)              -
            Bad debt expense                                                                     198                 128
            Deferred income taxes                                                              2,895              (2,952)
            Nonrecurring non-competition agreement expense                                    -                   15,300
            Changes in operating assets and liabilities:
              Accounts receivable                                                             (2,669)               (827)
              Inventories                                                                     (7,627)             (5,506)
              Prepaid expenses and other current assets                                         (863)               (475)
              Accounts payable                                                                   386               3,812
              Accrued expenses and other current liabilities                                    (351)              5,396
                                                                                           ---------         -----------

                    Net cash provided by operating activities                                  8,184              23,520
                                                                                           ---------         -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Maturities of marketable securities                                                   -                     201
         Proceeds from sale of property plant and equipment                                    2,494                  10
         Acquisition of property, plant and equipment                                         (3,137)             (1,253)
         (Increase) decrease in other assets                                                     214              (7,145)
                                                                                           ---------         ------------

                    Net cash used in investing activities                                       (429)             (8,187)
                                                                                           ---------         ------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of debt                                                      -                   153,000
         Distributions to shareholders                                                       -                    (8,929)
         Proceeds from issuance of preferred stock                                           -                    67,000
         Payments of debt                                                                     (6,018)            (13,993)
         Issuance of capital stock                                                           -                     5,500
         Principal payments of capital lease obligations                                        (108)               (102)
         Repurchase of shareholders common stock and recapitalization                        -                  (217,387)
                                                                                           ---------         ------------

                    Net cash used in financing activities                                     (6,126)            (14,911)
                                                                                           ---------         -----------

       Net increase in cash and cash equivalents                                               1,629                 422
       Cash and cash equivalents at beginning of period                                        3,794               7,945
                                                                                           ---------         -----------
       Cash and cash equivalents at end of period                                          $   5,423         $     8,367
                                                                                           =========         ===========


       Supplemental disclosures of cash flow information:
       Cash paid during the periods for:
            Interest                                                                       $   6,615         $     1,999
                                                                                           =========         ===========
            Income taxes                                                                   $   7,653         $     1,162
                                                                                           =========         ===========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------



    1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation and subsidiaries as of September 30, 1997, the results of its operations for the three months and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1996             SEPTEMBER 30, 1996
                                                         ------------------             ------------------
                                                            (UNAUDITED)                    (UNAUDITED)
                     Net sales                              $     39,393                    $    121,230
                     Interest expense                              3,871                           9,411
                     Net income                                    2,684                          10,763
                     Net income per share                           0.10                            0.40

    3. CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

       The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances, or other distributions to Twinlab Corporation ("TLC") except in certain limited circumstances. The condensed financial information of TLC, on a stand-alone basis, is as follows:

                                                                    SEPTEMBER 30, 1997           DECEMBER 31, 1996
                                                                    ------------------           -----------------
         CONDENSED BALANCE SHEETS                                       (UNAUDITED)
         ASSETS
         Cash                                                         $          167                $         162
         Investment in subsidiaries                                           16,392                        1,526
                                                                      --------------                -------------
                                                                      $       16,559                $       1,688
                                                                      ==============                =============
         SHAREHOLDERS' EQUITY
         Common stock ($1.00 par value; 75,000,000
           shares authorized; 27,000,000 outstanding                          27,000                       27,000
         Additional paid-in capital                                          141,338                      141,338
         Accumulated deficit                                                (151,779)                    (166,650)
                                                                      --------------                -------------
                                                                      $       16,559                $       1,688
                                                                      ==============                =============


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
       CONDENSED STATEMENTS OF INCOME                               1997            1996           1997               1996
       ------------------------------                               ----            ----           ----               ----
                                                                         (UNAUDITED)                       (UNAUDITED)
         Equity interest in net income of subsidiaries            $ 4,495         $  2,165        $   15,028       $    7,622
         Interest income                                                2           -                      5          -
                                                                  -------         --------        ----------       ----------
         Income (loss) before provision for income taxes            4,497            2,165            15,033            7,622
         Provision for income taxes                                    31           -                    162          -
                                                                  -------         --------        ----------       ----------
         Net income (loss)                                        $ 4,466         $  2,165        $   14,871       $    7,622
                                                                  =======         ========        ===========      ==========


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
         CONDENSED STATEMENTS OF CASH FLOWS                               1997                  1996
         ----------------------------------                               ----                  ----
                                                                                   (UNAUDITED)
           CASH FLOWS FROM OPERATING ACTIVITIES
               Net income                                               $  14,871           $     7,622
                                                                        ---------           -----------
           CASH FLOWS FROM INVESTING ACTIVITIES
               Equity investments in subsidiaries                         (14,866)              144,544
                                                                        ---------           -----------
           CASH FLOWS FROM FINANCING ACTIVITIES
               Distributions to shareholders                              -                      (8,929)
               Proceeds from issuance of preferred stock                  -                      67,000
               Issuance of capital stock                                  -                       5,500
               Repurchase of shareholders' common stock
                  and recapitalization                                    -                    (215,737)
                                                                        ---------           -----------
               Net cash used in financing activities                      -                    (152,166)
                                                                        ---------           -----------
           Net increase in cash                                                 5              -
           Cash at beginning of period                                        162              -
                                                                        ---------           -----------
           Cash at end of period                                        $     167           $  -
                                                                        =========           ===========

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

         Summarized financial information of Twin is as follows:

                                                 AS OF SEPTEMBER 30, 1997               AS OF DECEMBER 31, 1996
                                                 ------------------------               -----------------------
                                                        (UNAUDITED)
         Current assets                               $    80,778                           $   68,100
         Noncurrent assets                                 71,238                               74,979
         Current liabilities                               33,470                               39,426
         Noncurrent liabilities                           100,288                              100,423
         Shareholders' equity                              18,258                                3,230

                                        THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------             -------------------------------
                                           1997                  1996                     1997               1996
                                                     (UNAUDITED)                                  (UNAUDITED)
         Net sales                    $    49,189             $    39,393               $ 144,925            $ 121,230
         Gross profit                      20,067                  15,563                  61,231               49,548
         Net income                         4,495                   2,165                  15,028                7,622


     Summarized financial information of ARP is as follows:

                                                 AS OF SEPTEMBER 30, 1997                AS OF DECEMBER 31,1996
                                                 ------------------------                ----------------------
                                                        (UNAUDITED)
         Current assets                                $  1,453                              $   1,577
         Noncurrent assets                                  195                                    182
         Current liabilities                                715                                  1,200
         Noncurrent liabilities                            -                                      -
         Shareholder's equity                               933                                    559

                                           THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------           -------------------------------
                                              1997                 1996                1997                1996
                                                     (UNAUDITED)                                (UNAUDITED)
         Net sales                        $   1,388           $   1,408             $   4,341           $  4,446
         Gross profit                           325                 125                 1,029                592
         Net income                             133                  41                   374                317

    4. INVENTORIES

       Inventories consist of the following:

                                                      SEPTEMBER 30, 1997               DECEMBER 31, 1996
                                                      ------------------               -----------------
                                                         (UNAUDITED)
         Raw Materials                                   $      14,925                  $     10,802
         Work in Process                                        10,104                         8,712
         Finished Goods                                         12,041                         9,929
                                                         -------------                  ------------
                    Total                                $      37,070                  $     29,443
                                                         =============                  ============

    5.   SUBSEQUENT EVENT

        On November 12, 1997, the Company acquired Changes International of Fort Walton Beach, Inc. ("Changes") for a purchase price of $12,500,000, consisting of $6,250,000 in cash and 312,250 shares Twinlab Corporation common stock. The cash portion of the purchase price was financed through borrowings under the Company's amended revolving credit facility. Changes operates as a network marketer of nutritional supplements through independent distributors located primarily throughout the United States and Canada. The acquisition will be recorded using the purchase method of accounting.

     ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

    The Company operates in one business segment, the manufacture and marketing of brand name and private label nutritional supplements. Within this segment, the Company operates in two primary business areas: the TWINLAB Division and the herbal products category. Products sold under the TWINLAB brand name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The herbal products category includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs Division and a full line of herb teas marketed by the Alvita Tea Division. In addition, the Company's publishing activities are conducted through its subsidiary, Advanced Research Press, Inc.

    RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    NET SALES: Net sales for the nine months ended September 30, 1997 were $144.9 million, an increase of $23.7 million, or 19.6%, as compared to net sales of $121.2 million for the nine months ended September 30, 1996. The 19.6% increase was attributable to increased demand for the Company's products resulting in increased gross sales, partially offset by an increase in discounts and allowances related to the Company's increased sales volume. The increase in net sales was primarily due to the expansion of established accounts, improved business development in other channels of distribution, increased sales of existing products, new product introductions, and product specific advertising. TWINLAB brand net sales contributed $112.1 million, an increase of $15.4 million, or 16.0%, as compared to $96.7 million for the nine months ended September 30, 1996. Herbal products contributed $29.0 million, an increase of $8.4 million, or 40.8%, as compared to $20.6 million for the nine months ended September 30, 1996. Publishing activities contributed $3.8 million as compared to $3.9 million for the nine months ended September 30, 1996.

    GROSS PROFIT: Gross profit for the nine months ended September 30, 1997 was $61.2 million, which represented an increase of $11.7 million, or 23.6%, as compared to $49.5 million for the nine months ended September 30, 1996. Gross profit margin was 42.3% for the nine months ended September 30, 1997 as compared to 40.9% for the nine months ended September 30, 1996. The overall increase in gross profit dollars was primarily attributable to the Company's higher sales volume for the nine months ended September 30, 1997. The increase in gross profit margin for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was due primarily to a more favorable product mix, to higher gross profit margins on recently introduced new product formulations and product line extensions, and to lower unit manufacturing overhead as a result of overhead costs increasing at a rate lower than sales partially offset by an increase in credits and discounts.

    OPERATING EXPENSES: Operating expenses were $27.8 million for the nine months ended September 30, 1997, representing an increase of $5.2 million, or 22.9%, as compared to $22.6 million for the nine months ended September 30, 1996. As a percent of net sales, operating expenses increased from 18.7% for the nine months ended September 30, 1996 to 19.2% for the nine months ended September 30, 1997. The increase in operating expenses in dollars and as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expense due to increased level of promotional and sales activities and expenses related to increasing the size of the administrative staff and approximately $0.4 million (0.3% of sales) of costs associated with the cancelled merger with Rexall Sundown, Inc.

    INCOME FROM OPERATIONS: Income from operations was $33.4 million for the nine months ended September 30, 1997, representing an increase of $6.5 million, or 24.2%, as compared to $26.9 million for the nine months ended September 30, 1996. Income from operations margin increased to 23.1% of net sales for the nine months ended September 30, 1997, as compared to 22.2% of net sales for the nine months ended September 30, 1996. The increase in income from operations and income from operations margin was primarily due to the

    Company's higher sales volume together with higher gross margins, offset in part by higher operating expenses as a percent of net sales for the nine months ended September 30, 1997.

    OTHER EXPENSE: Other expense was $9.2 million for the nine months ended September 30, 1997, as compared to $22.1 million for the nine months ended September 30, 1996. The net decrease of $12.9 million is primarily attributable to a $15.7 million decrease in nonrecurring non-competition agreement expense and transaction expenses which were incurred in 1996 offset by an increase in interest expense of $2.4 million resulting from increased borrowings.

    THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    NET SALES: Net sales for the three months ended September 30, 1997 were $49.2 million, an increase of $9.8 million, or 24.9%, as compared to net sales of $39.4 million for the three months ended September 30, 1996. The 24.9% increase was attributable to demand for the Company's products, resulting in increased gross sales, partially offset by an increase in discounts and allowances related to the Company's increased sales volume. The increase in net sales was primarily due to the expansion of established accounts, improved business development in other channels of distribution, increased sales of existing products, and product specific advertising. Net sales of TWINLAB products contributed $35.2 million, an increase of $3.5 million or 10.4% as compared to $31.7 million for the three months ended September 30, 1996. Herbal products contributed $12.8 million, an increase of $6.3 million, or 97.2% as compared to $6.5 million for the three months ended September 30, 1996. Publishing activities contributed $1.2 million for the three months ended September 30, 1997 and 1996.

    GROSS PROFIT: Gross profit for the three months ended September 30, 1997 was $20.1 million, which represented an increase of $ 4.5 million, or 28.9%, as compared to $15.6 million for the three months ended September 30, 1996. Gross profit margin was 40.8% for the three months ended September 30, 1997 as compared to 39.5% for the three months ended September 30, 1996. The overall increase in gross profit dollars and margin was primarily attributable to the Company's higher sales volume and favorable product mix for the three months ended September 30, 1997.

    OPERATING EXPENSES: Operating expenses were $9.7 million for the three months ended September 30, 1997 representing an increase of $1.9 million, or 24.4%, as compared to $7.8 million for the three months ended September 30, 1996. Operating expenses as a percent of net sales remained consistent for the three months ended September 30, 1997 and 1996. The increase in operating expenses in dollars was primarily attributable to increased selling and marketing expenses and higher general and administrative expense due to increased level of promotional and sales activities and expenses related to increasing the size of the administrative staff and approximately $0.4 million (0.9% of sales) of costs associated with the cancelled merger with Rexall Sundown, Inc..

    INCOME FROM OPERATIONS: Income from operations was $10.3 million for the three months ended September 30,1997, representing an increase of $2.6 million, or 33.6%, as compared to $7.7 million for the three months ended September 30, 1996. Income from operations margin increased to 21.0% of net sales for the three months ended September 30, 1997 as compared to 19.6% of net sales for the three months ended September 30, 1996. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume together with higher gross margins, offset in part by lower operating expenses as a percent of net sales for the three months ended September 30, 1997.

    OTHER EXPENSE: Other expense was $3.1 million for the three months ended September 30, 1997, as compared to $4.1 million for the three months ended September 30, 1996. The net decrease of $1.0 million is primarily attributable to a decrease in interest expense resulting from decreased borrowings.

    LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1997, cash provided by operating activities was $8.2 million, as compared to $23.5 million for the nine months ended September 30, 1996. Cash used in financing activities was $6.1 million for the nine months ended September 30, 1997, and represented repayment of certain outstanding indebtedness. Cash used in financing activities for the nine months ended September 30, 1996 was $14.9 million, reflecting the net cash effect of the recapitalization transaction, the repayment of $6.0 million of outstanding indebtedness and distributions of $8.9 million to the stockholders.

    Capital expenditures were $3.1 million ($2.5 million of which was subsequently sold and leased back) and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. Historical capital expenditures were primarily used to purchase production equipment, expand capacity and improve manufacturing efficiency. Capital expenditures are expected to be approximately $4.0 million during the calendar year 1997 (of which $3.1 million are expected to be sold and leased back) and will be used primarily to purchase manufacturing equipment. The Company estimates that its historical level of maintenance capital property, plant and equipment has been approximately $0.5 million per fiscal year.

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

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its amended revolving credit facility. As October 31, 1997, approximately $36 million of borrowings were available under the amended revolving credit facility for working capital requirements and general corporate purposes.

    One of the Company's business strategies is to pursue acquisition opportunities, including product line acquisitions, that complement its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Up to $35 million of borrowings under the amended revolving credit facility is available to fund acquisitions subject to certain conditions and reductions (approximately $17.3 million of which is available as of November 12, 1997). There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

    On November 12, 1997, the Company acquired Changes International of Fort Walton Beach, Inc. ("Changes") for a purchase price of $12,500,000, consisting of $6,250,000 in cash and 312,250 shares of Twinlab Corporation common stock. The cash portion of the purchase price was financed through borrowings under the Company's amended revolving credit facility. Changes operates as a network marketer of nutritional supplements through independent distributors located primarily throughout the United States and Canada. The acquisition will be recorded using the purchase method of accounting.

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

      There were no submissions of matters to a vote of security holders.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27   Financial Data Schedule.

(b)   Reports of Form 8-K:


      No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         TWINLAB CORPORATION




                   By:   /s/ Ross Blechman
                         Ross Blechman
                         Chairman, President and Chief Executive Officer





                   By:   /s/ Brian Blechman
                         Brian Blechman
                         Executive Vice President - Treasurer
                         (Principal Accounting Officer)






                   By:   /s/ John McCusker
                         John McCusker
                         Chief Financial Officer
                         (Principal Financial Officer)





DATED:  November 13, 1997