Form 10-K
period 1997-12-31
TWINLAB CORP
filed 1998-03-20
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
|X|

For the fiscal year ended December 31, 1997

                                       OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

                         Commission File Number: 0-21003

                               TWINLAB CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

            Delaware                                           11-3317986
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

         2120 Smithtown Avenue                                  11779
         Ronkonkoma, New York                                (Zip Code)
 (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (516) 467-3140

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

                                  -----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on March 19, 1998 as reported on the Nasdaq National Market was $393,116,829.

      As of March 19, 1998, the registrant had 27,321,500 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                      NOTE

Twinlab Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Report. Copies of this Report on Form 10-K, not including any of the exhibits listed under Item 14(c) of this Report, are available without charge upon written request. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

                           Corporate Secretary
                           Twinlab Corporation
                           2120 Smithtown Avenue
                           Ronkonkoma, NY 11779


                                       (i)

                               TWINLAB CORPORATION
                         1997 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business.............................................................1

Item 2.   Properties..........................................................13

Item 3.   Legal Proceedings...................................................14

Item 4.   Submission of Matters to a Vote of Security Holders ................14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ............................................................15

Item 6.   Selected Financial Data ............................................16

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................18

Item 8.   Financial Statements and Supplementary Data.........................22

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................22

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................22

Item 11.  Executive Compensation..............................................22

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management .....................................................22

Item 13.  Certain Relationships and Related Party Transactions................22

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....23


Signatures


                                      (ii)

      Information contained or incorporated by reference in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Business Strategy." No assurance can be given that the future results covered by the forward-looking statements will be achieved. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                                     PART I

Item 1. BUSINESS

      Unless the context otherwise requires, the terms "Company" and "Twinlab" refer to Twinlab Corporation and, as applicable, its direct and indirect subsidiaries, Twin Laboratories Inc. ("Twin"), Advanced Research Press, Inc. ("ARP"), and Changes International of Fort Walton Beach, Inc. ("Changes International").

General

      The Company is one of the leading manufacturers and marketers of brand name nutritional supplements sold through domestic health food stores and is also engaged in the sale of its products through national and regional drug store chains, supermarkets, mass market retailers and Changes International, its recently acquired network marketing company. The Company produces a full line of nutritional supplements and offers the broadest product line in the industry with more than 940 products and 1,700 stockkeeping units (SKU's). The Company's product line includes vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas marketed under the TWINLAB(R) trademark, a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs(R) and HealthCare Naturals(R) trademarks and herb teas marketed under the Alvita(R) trademark. In addition, the Company markets a line of nutritional supplements exclusively through Changes International. The Company emphasizes the development and introduction of high-quality, unique nutraceuticals and other products in response to emerging trends in the nutritional supplement industry. The Company's broad product line, strong history of new product introductions and innovations, superior marketing and advertising programs and premium product quality have established TWINLAB, Nature's Herbs and Alvita as leading and widely- recognized brands in the nutritional supplement industry.

      Under the leadership of the Blechman family, Twinlab has achieved increased net sales and income from operations every year since 1990. Since 1993, the Company's net sales and income from operations have grown at compound annual growth rates of 20.9% and 30.9%, respectively. For the year ended December 31, 1997, the Company generated net sales, net income and net income per share of $213.2 million, $22.7 million and $0.84, respectively.

      The Company's products target consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods. To reach the broadest possible consumer market, the Company has developed a multi-branded and multi-channel distribution strategy, consisting of the following categories:

      o Health Food Stores -- The Company's TWINLAB, Nature's Herbs and Alvita brand products are sold through a network of approximately 60 distributors to nearly 11,000 health food stores and other selected retail outlets. The health food store channel of distribution has continued to experience significant growth in recent years as national chains, including those which sell the Company's products, such as General Nutrition Companies, Inc. ("GNC"), Whole Foods Markets, Inc. (" WFM"), Wild Oats Markets, Inc. ("Wild Oats") and other industry participants continue to add stores in new and existing markets. The Company believes that it has a competitive advantage in the health food store channel due to the high quality of its products which is a direct result of its use of premium ingredients, its modern manufacturing facilities and its comprehensive quality control procedures. Sales to the health food store channel, primarily through distributors, continue to represent the Company's largest market, totaling approximately $171.6 million, or approximately 80.5%, of the Company's net sales in 1997. The Company believes that its products have a presence in over 90% of the health food stores in the United States, but that only approximately 12% of such stores carry a comprehensive line of the Company's products. Management believes that the continued expansion of health food store retail outlets and the strong growth characteristics of the nutritional supplement industry, combined with health food retailers' success with the Company's product lines, provide Twinlab with significant opportunities to increase sales in the health food store channel.

      o Mass Market Retailers -- The Company continues to increase its penetration of the fast growing mass market retail channel, which consists of drug store chains, supermarkets and other mass merchandisers. The Company is currently a provider of private label herbal products to Wal-Mart Stores, Inc. ("Wal-Mart"), which are being sold under Wal-Mart's proprietary Spring Valley brand name. The Company also sells its products through national and regional drug store and supermarket chains, such as Rite Aid Corporation, Duane Reade Inc., American Stores, Inc. and Albertson's, Inc., under its established TWINLAB, HealthCare Naturals and Alvita brand names. The Company believes that the mass market distribution channel affords significant growth opportunities and intends to continue to introduce new products and new brands designed specifically for customers in this channel. During 1998, the Company plans to introduce a line of sports nutrition products under a new proprietary brand name which will be sold exclusively in the mass market channel. Approximately $14.0 million or 6.6% of the Company's 1997 net sales were attributable to mass market retailers compared to $3.4 million or 2.0% in 1996. Due to a variety of recent programs initiated by the Company, Twinlab expects to experience significant growth in this category during fiscal 1998.

      o Network Marketing -- Through Changes International, a network marketing company which the Company acquired in November 1997, Twinlab develops, markets and sells vitamins, herbs and nutritional supplements exclusively under the Changes(R)brand name. Changes International operates through a large sales force of independent distributors located throughout the United States and Canada who sell directly to consumers. Changes International's products include Changes Relief, an advanced supplement that nutritionally supports healthy bone and joint functions, and Perfor-Max, an antioxidant formula containing grapeseed extract, pine bark extract and tumeric. All of Changes International's products are specially formulated and packaged exclusively for the network marketing channel and are not intended for sale to retail outlets. The Company is making a significant investment to enhance Changes International's management team, infrastructure and management information systems in an effort to expand its distributor and customer base and to increase sales in this distribution channel. During 1998, the Company intends to more than double the size of Changes International's nutritional supplement line, beginning with the introduction of eight new products during the first half of 1998. Changes International was founded in 1994 and generated gross sales of $41.5 million in 1997 ($7.0 million in fiscal 1997 after its acquisition by the Company).

      Twinlab was incorporated under the laws of the State of Delaware in 1996 and maintains its principal executive offices at 2120 Smithtown Avenue, Ronkonkoma, New York 11779. Its telephone number is 516-467-3140.

Recent Developments

      Public Offering -- On March 17, 1998, the Company filed a registration statement with the Securities and Exchange Commission to sell up to 8 million shares of Common Stock (the "Offering"). Of the Common Stock to be sold in the Offering, 4 million shares will be sold by the Company and 4 million shares will be sold by certain stockholders of the Company. There can be no assurance that the Offering will be consummated.

      Bronson Acquisition -- On March 17, 1998, the Company entered into a definitive agreement to acquire substantially all of the assets and assume certain liabilities of the Bronson division ("Bronson") of Jones Medical Industries, Inc. ("Jones") (the "Bronson Acquisition"). The Company expects that the closing of the Bronson Acquisition will occur during the second quarter of fiscal 1998. Bronson's net sales and operating income for the fiscal year ended December 31, 1997, were approximately $32.1 million, and $9.5 million, respectively. The purchase price is $55.0 million in cash, subject to certain adjustments, which the Company intends to finance with a portion of the net proceeds of the Offering. In the event the Offering is not consummated, the Company would seek to amend its Revolving Credit Facility (as hereinafter defined) to increase the permitted borrowings and to finance the Bronson Acquisition with borrowings thereunder.

      Bronson manufactures, markets and distributes a line of over 350 vitamins, herbs, nutritional supplements and health and beauty aids, which are sold under the Bronson(R) name through catalogs and direct mailings to customers, including healthcare and nutritional professionals and mail order and retail customers. Bronson also markets its MD Pharmaceuticals(R) brand exclusively to United States military commissaries. Bronson's products are manufactured in a 30,000 square foot facility in Tempe, Arizona, which the Company will acquire and operate after the closing. This facility also manufactures private label nutritional supplements for other companies on a contract manufacturing basis. Pursuant to a Transition Services Agreement, Jones will continue to provide sales services and packaging and distribution operations for Bronson's products through December 31, 1998.

      The Bronson Acquisition is subject to certain customary conditions, and there can be no assurance that the Bronson Acquisition will be consummated. The Offering is not contingent upon the consummation of the Bronson Acquisition.

      First Quarter Trends -- In the first quarter of 1998, the Company received a substantial increase in orders for its herbal supplement products, including a significant increase in orders from Wal-Mart for herbal products which are being sold under Wal- Mart's proprietary Spring Valley brand name. This increase is due to increased demand at the retail level and to the fact that the number of SKU's sold under this brand name at Wal-Mart more than doubled during the first quarter of 1998. The Company has made several adjustments to its operations to accommodate this increased demand for its herbal products, including the use of production capacity at the New York Facility (as hereinafter defined) to produce herbal supplement products and the installation of additional manufacturing equipment at both the New York Facility and the Utah Facility (as hereinafter defined). As a result of these operational adjustments and the Company's decision to reduce promotions offered to distributors during the first quarter of 1998, the Company's mix of product sales during the first quarter of 1998 will differ substantially from the product mix in the comparable period in 1997. For the first quarter of 1998, herbal supplements will represent a substantially greater portion of the Company's total net sales, and sales of vitamins, minerals and nutritional supplements products will represent a smaller percentage of total net sales and decline significantly from the comparable period in 1997. Nevertheless, the Company anticipates that its overall growth rate in net sales in the first quarter of 1998 will be comparable to that achieved in the first quarter of 1997, as the increased sales of herbal products will more than offset the decreased sales of vitamins, minerals and nutritional supplements (all of the foregoing first quarter comparisons exclude the impact of Changes International). The Company believes that there has been no material decline in retail sales of its vitamin, mineral and nutritional supplement products during the first quarter of 1998, as there has been adequate inventory of its products in the distribution channel. The Company plans to adjust its production mix during the second quarter of 1998 to increase the production of vitamins, minerals and nutritional supplements compared to the first quarter of 1998, as additional capacity comes on line and production schedules are adjusted, and expects to realize increased sales of these products during the second quarter of 1998 as compared to the first quarter of 1998.

Business Strategy

      The Company's strategy is to continue to increase sales and profits by furthering its leadership position in the sale of vitamins, herbs and nutritional supplements to the health food store channel while continuing to increase sales and market share in the mass market and network marketing channels. The Company also intends to seek opportunities to enter other channels of distribution, including catalog distribution. Twinlab plans to implement this strategy both by capitalizing on the strength of its established brands as well as through the development and introduction of new brands. In addition, the Company expects to continue to develop and introduce new products and product innovations for each of its distribution channels, to increase its penetration of foreign markets and to provide the advertising, marketing, operational and personnel support necessary to grow its businesses. Twinlab intends to achieve these goals while continuing its past emphasis on its financial performance and the overall efficiency of its operations. Specifically, the Company seeks to:

      Further Develop Portfolio of Brands -- Twinlab has developed a portfolio of core brands which are among the most recognized in the vitamin and nutritional supplement industry. The Company intends to continue to nurture and extend the reach of its TWINLAB, Nature's Herbs and Alvita brands in the health food distribution channel while furthering the development of its portfolio of private label and proprietary brands, including the HealthCare Naturals and Changes brands, targeted to the mass market retail and network marketing channels. During 1998, the Company plans to introduce a line of sports nutrition products under a new proprietary brand name which will be sold exclusively in the mass market channel. As in the past, the Company will continue to promote its brands through strong marketing and advertising programs. Management believes that Twinlab has one of the largest marketing and advertising budgets as a percentage of sales in the nutraceutical industry and that the strong brand name recognition of its products is, in part, a direct result of this support. In fiscal 1997, the Company spent $15.9 million, an increase of 25.1% over fiscal 1996, on marketing and advertising to promote its products. The Company has budgeted $20.5 million for marketing and advertising expenses in fiscal 1998, a 29.2% increase over fiscal 1997.

      Further Develop Multiple Channels of Distribution -- The Company intends to continue to increase its penetration of the health food store channel, expand its mass market retail and network marketing businesses, and enter additional distribution channels, such as catalog distribution, through internal growth and selective acquisitions. By utilizing a multiple distribution channel approach, the Company believes it will be well positioned to also reach customers who historically have not shopped in health food stores.

      Continue to Introduce New Products and Product Innovations -- A cornerstone of the Company's success has been its ability to rapidly utilize recent scientific and medical findings in its new product development efforts. The Company has consistently been among the first in its industry to introduce new products and product innovations which anticipate and meet customer demands for newly identified nutritional supplement benefits. As part of its ongoing research and development effort, the Company maintains an extensive database and actively researches and monitors a wide variety of publications containing scientific and medical research. The Company's geographically diverse network of distributors allows Twinlab to achieve immediate and broad distribution for new product launches. From

 1991 through 1997, the Company introduced over 560 products, with over 100 new products introduced in 1997 alone. Net sales during 1997 from new products introduced in 1997 were approximately $17.7 million, or approximately 8.3% of net sales. In 1998, the Company expects to introduce over 100 new products in the health food store and mass market retail channels, 18 of which have already been introduced, and plans to more than double the number of products offered by Changes International.

      Increase Penetration of Foreign Markets -- Management believes that there are substantial opportunities for the Company to expand its presence in foreign markets. As part of its continuing efforts to increase international sales, the Company recently hired a Director of International Sales. The Company's international sales force is supported by a network of 37 overseas distributor organizations, serving 56 foreign countries. Approximately 5.1%, or $10.9 million, of the Company's net sales in 1997 were derived from international sales originating from overseas distributor organizations. The Company presently has distribution agreements covering fourteen western European countries, including Great Britain, France, Belgium, the Netherlands and the Scandinavian countries; six eastern European countries, including Russia; nine Latin American countries, including Mexico, Brazil and Argentina; eight Middle Eastern countries, including Israel and Saudi Arabia; and several other countries in the Far East and the Caribbean. The Company has also initiated new programs to qualify distributors in Italy and China.

      Supplement Internal Growth Through Strategic Acquisitions -- The Company actively pursues acquisition opportunities that will complement or extend its existing product line, expand its distribution channels or would be compatible with its business philosophy and strategic goals. The Company believes that its leading and widely recognized brand names, broad distribution capabilities and proven ability to generate sales of its products through successful marketing programs provide it with a strategic advantage in identifying potential acquisition candidates. In addition, the Company's success with past acquisitions provides it with the knowledge to successfully integrate future acquisitions into its operations.

      Ongoing Investment in Personnel and Infrastructure -- The Company continues to make significant investments in developing its management team and building its infrastructure to support the growth of its businesses. The Company recently hired several key individuals, including a new Chief Financial Officer, a President of Mass Market Sales and a Director of International Sales, to enhance its senior management team. As part of its ongoing efforts to maintain its reputation for providing the highest quality products and services to its customers, the Company continues to invest in its manufacturing and distribution facilities and management information systems. The Company recently broke ground on an approximately $13.0 million expansion of its state-of-the-art manufacturing, distribution and warehouse facility in American Fork, Utah (the "Utah Facility"). The total size of the Utah Facility will increase from 57,000 square feet to approximately 143,000 square feet and will substantially increase the Company's production capacity.

      There can be no assurance that the Company will successfully implement all or any part of its strategy.

Industry

      Based on estimates in 1997 market reports conducted by Packaged Facts (the "Packaged Facts Report"), an independent research firm, the retail market for vitamins, minerals and other supplements (excluding sports nutrition and diet products; the "VMS Products") has grown at a compound annual rate of 15% from $3.7 billion in 1992 to $6.5 billion in 1996. A large portion of this growth is attributable to an increase in sales of supplements (primarily herbal products), which grew from $570 million in 1992 to $2.3 billion in 1996. Growth in this category has been fueled by the popularity of such herbs as echinacea, garlic, ginseng, gingko and, more recently, saw palmetto and St. John's wort. Packaged Facts forecasts 13.6% compound annual growth in the market for VMS Products, including 25% compound annual growth in the market for supplements, through the year 2001. In addition, according to Packaged Facts, the retail market for sports nutrition products has grown at a compound annual rate of 10.7% from approximately $585 million in 1992 to $880 million in 1996.

     US Retail Sales of VMS Products and Sports Nutrition Products 1992-1996
                            (in millions of dollars)

                        Category            1992    1996     CAGR
                        --------            ----    ----     ----
               Vitamins ...............   $2,570   $3,500      8.0%
               Supplements ............      570    2,300     41.7
               Minerals ...............      590      725      5.3
                                          ------   ------     ----
                    Total VMS Products     3,730    6,525     15.0
                                          ------   ------     ----
               Sports Nutrition .......      585      880     10.7
                                          ------   ------     ----
                         Total ........   $4,315   $7,405     14.5%
                                          ======   ======     ====

Source: Packaged Facts

      Management believes this continued growth will be fueled by (i) favorable demographic trends towards older Americans, who are more likely to consume nutritional supplements; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) the nationwide trend toward preventive medicine in response to rising health care costs; (iv) increased consumer interest in herbs and herb-related supplements; and (v) the heightened understanding and awareness of healthier lifestyles and the connection between diet and health. Moreover, although the industry has grown dramatically in recent years, there is still a large untapped domestic market as only an estimated 50% of Americans currently consume vitamins, herbs and nutritional supplements on a regular basis.

      Vitamin and nutritional supplements are sold through several channels of distribution: health food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing and catalog distribution). In 1996, according to Packaged Facts, the mass market channel accounted for approximately 45.8% of sales of VMS Products, health food stores accounted for 38.2% of sales and the remaining 16.0% of sales were generated through direct selling, mail order and the internet.

      The United States health food store market is comprised of approximately 11,000 stores, which are generally either independently owned or associated with one of several regional or national chains, including GNC and WFM. According to the Packaged Facts Report, nutritional supplements account for over 38% of a typical health food store's sales. The health food store channel of distribution has continued to experience growth in recent years as national chains, including those which sell the Company's products, such as GNC, WFM and other industry participants continue to add stores in new and existing markets. The growth in the health food channel of distribution is partially attributable to the general growth in natural product sales. Natural products are defined as products that are minimally processed, environmentally friendly, largely or wholly free from artificial chemicals and, in general, as close to their natural states as possible.

      In the mass market channel, sales of vitamins, herbs and nutritional supplements have generally grown in line with the growth in all channels due to the proliferation of retail outlets and the expansion of SKU's offered by these stores. However, within the mass market channel, mass merchandisers have captured increasing market share from traditional drug store chains and supermarkets. According to Packaged Facts, these mass merchandisers accounted for 14.8% of total retail sales of VMS Products in 1996 compared to 11.5% in 1994. This compares to traditional drug store chains and supermarkets which accounted for 31.0% and 34.6% of total retail sales of VMS Products in 1996 and 1994, respectively.

      Although growing, sales generated via direct selling, mail order and the internet have not grown as quickly as sales in other channels of distribution. According to Packaged Facts, sales via direct selling as a percentage of total retail sales of VMS Products were 12.6% in 1996 compared to 13.1% in 1994. Sales via mail order and the internet were 3.4% and 4.2% of total retail sales of VMS Products in 1996 and 1994, respectively. It is expected that the market for internet sales will increase in the future as consumers become more accustomed to ordering products online.

       Share of VMS Products Market -- Sales by Retail Outlets, 1994-1996


                  Outlet                  1994      1995      1996
                  ------                  ----      ----      ----
             Health and Natural Food
               Stores ..............
                                           36.6%     38.6%     38.2%
             Mass Market
               Drug Store Chains ...       23.1      21.2      20.2
               Mass Merchandisers ..       11.5      13.5      14.8
               Supermarkets ........       11.5      10.4      10.8
                                         ------    ------    ------
                  Total Mass Market        46.1      45.1      45.8
                                         ------    ------    ------
             Direct Selling ........       13.1      12.6      12.6
             Mail Order and Internet        4.2       3.7       3.4
                                         ------    ------    ------
                       Total .......
                                          100.0%    100.0%    100.0%
                                         ======    ======    ======

----------
Source: Packaged Facts

Products

      The Company has a highly diversified array of products and product categories, each of which achieves strong gross margins. The Company manufactures and markets over 940 products and over 1,700 SKU's in five product categories. The Company's product line includes vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas marketed under the TWINLAB trademark, a full line of herbal supplements and phytonutrients and herb teas marketed under the Nature's Herbs, HealthCare Naturals and Alvita trademarks, respectively, and a line of nutritional supplements marketed through Changes International. The Company also sells its products under Wal-Mart's proprietary Spring Valley label and plans to introduce a line of sports nutrition products under a new proprietary brand name which will be sold exclusively in the mass market channel in 1998. The Company also publishes health, fitness and nutrition-related publications.

      The following table sets forth certain information concerning each of the Company's product categories:

                                                                         Four-Year
                                    Number of     Percentage of       Compound Annual
         Product Category             SKU's     1997 Gross Sales    Gross Sales Growth
         ----------------             -----     ----------------    ------------------
 TWINLAB Division .................    967           73.9%               18.9%
 Herbal Supplements and Phytonuents    590           17.4                36.2
 Herb Teas ........................    190            3.5                29.4
 Network Marketing ................     10            3.0                  NA
 Publishing .......................     NA            2.2                17.2
                                     -----          -----                ----
                                     1,757          100.0%               21.6%
                                     =====          =====                ====

      Vitamins, Minerals and Amino Acids. The vitamins, minerals and amino acids category is comprised of a complete line of vitamins, minerals and amino acids marketed under the TWINLAB brand name, including multivitamins and single-entity vitamins (such as B-complex, C and E), minerals (such as calcium and magnesium) and amino acids (such as glutamine and carnitine). These products are available in a variety of delivery forms, including liquid, powder, capsule and tablet to accommodate a variety of consumer preferences. This category targets a broad array of health conscious consumers, with particular emphasis on consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods.

      Sports Nutrition. The sports nutrition category consists of a wide variety of nutritional supplements designed for and targeted to athletes. These products are specially formulated to help athletes achieve their personal physical goals and enhance performance. Sports nutrition products include Hydra Fuel and Ultra Fuel drinks, which replenish glucose and electrolytes depleted during strenuous exercise; DietFuel, RxFuel and Ripped Fuel, which are marketed for the preservation of lean body mass and the building of muscle mass, in conjunction with a low fat diet and exercise program; Creatine Fuel, a university tested supplement designed to increase body mass and muscular performance; and Metabolift, a successful thermogenic formula. The Company plans to introduce a line of sports nutrition products under a new proprietary brand name in the mass market channel during fiscal 1998. The Company's sports nutrition products are utilized by both amateur and professional athletes in a variety of competitive sports. The Company believes that its strong sports nutrition business serves to increase the Company's brand awareness among customers who, as they grow older, are likely to shift their buying patterns to include the Company's vitamins, herbs and other nutraceuticals.

      Special Formulas. The special formulas category consists of a broad assortment of products formulated with specific health conditions or objectives in mind. Special formulas are primarily targeted to sophisticated users of health related products, including regular customers of health food stores. Examples include OcuGuard Plus with Lutein, which is formulated for nutritional support for the eyes, Coenzyme Q10, which is designed for cardiovascular health, MaxiLIFE Glucosamine Sulfate and Chondroitin Sulfate Formula, which nutritionally supports healthy bone and joint function, and the MaxiLIFE Protector Series, the first premium supplement line to target the body's most aging-prone areas. In addition, the Company sells a variety of fish and marine oils in a number of different delivery forms which offer a multitude of nutritional benefits, including favorable effects on cardiovascular health.

      Herbal Supplements and Phytonutrients. Herbal supplements and phytonutrients (produced from nutrients from botanical sources that are considered to have medicinal properties) have become increasingly important categories across all distribution channels. Through its Nature's Herbs product line, the Company produces a full line of herbal supplements and phytonutrients which offer natural alternatives to over-the-counter ("OTC") medications. The Company manufactures and markets approximately 600 herbal and botanical supplements which are produced at the Company's modern FDA registered Utah Facility and sold under the Nature's Herbs and HealthCare Naturals brand names. Nature's Herbs products include single herbs, such as saw palmetto, garlic, ginseng and golden seal; traditional combinations, such as echinacea-golden seal; standardized extracts, such as St. John's Wort Power, Gingko Power, Bilberry Power and Milk Thistle Power sold under the POWER HERBS(R) brand name; and natural HealthCare product formulations, such as Allerin and Coldrin. Nature's

Herbs recently introduced the first line of time-release herbs ever developed. This advanced technology includes a unique micro-encapsulation process that permits the Company's finely granulated herbal extracts to dissolve gradually and consistently throughout the day. Nature's Herbs products are packaged using the innovative FRESH CARE(R) System developed by the Company. The FRESH CARE System is the first all-glass and antioxidant-protected herbal packaging system that helps remove oxygen while locking out air, moisture and light in order to maintain potency and to extend freshness. Management believes that the association of the Nature's Herbs product line with TWINLAB's strong name brand recognition and reputation for premium quality and service, combined with the increased penetration of herbal supplements and phytonutrients in the growing health food store channel of distribution, have contributed to the rapid growth experienced by this product line. The HealthCare Naturals product line also continues to gain strength and recognition in the mass market channel.

      Herb Teas. Through its Alvita product line, the Company offers almost 200 herb teas in both single use bags and bulk. Alvita is a leading brand of herb tea and is one of the most recognizable tea brands sold through health food stores. Founded in 1922, Alvita is one of the nation's oldest herb tea companies. Alvita purchases tea in bulk form, formulates blends of natural herb teas and designs the packaging for its products. Alvita's teas are currently blended and packaged by an independent contractor. Alvita teas include Peppermint Leaf, Chamomile, Echinacea, Golden Seal, Ginger and Senna Leaf, as well as new-age blends such as Chinese Green Tea, available in a choice of citrus flavors, and TrimTime Thermogenic Diet Tea. Alvita markets its products with an environmentally conscious theme by packaging bulk tea and tea bags in paper and by not utilizing shrink wrap for either its outer boxes or tea bags. Beginning in 1996, Alvita launched a new line of herbal tea blends named Herbal Remeteas, including Highland Lullaby, Manchurian Brain Blend, Jamaica Digesti Brew, and Canadian Natur-Tussin. The Company believes that significant opportunities for product line expansion exist in combining Alvita teas and other nutritional supplements to create a new delivery form for traditional herbal supplements and phytonutrients.

      Network Marketing. Through Changes International, a network marketing company which was acquired in November 1997, the Company develops, markets and sells vitamins, herbs and nutritional supplements exclusively under the Changes brand name. Changes International operates through a large sales force of independent distributors located throughout the United States and Canada. Changes International's products include Changes Relief, an advanced supplement that nutritionally supports healthy bone and joint functions, and Perfor-Max, an antioxidant formula containing grapeseed extract, pine bark extract and tumeric. All of Changes International's products are specially formulated and packaged and are manufactured by an independent contractor pursuant to the Company's specifications solely for the network marketing channel and are not intended for sale to retail outlets. During 1998, the Company intends to more than double the size of Changes International's nutritional product line, beginning with the introduction of eight new products during the first half of 1998.

      Publishing. Through ARP, the Company publishes All Natural Muscular Development, a high-quality physique and fitness magazine featuring a scientific advisory board and contributors considered to be among the most accomplished and knowledgeable in their respective fields. The magazine covers recent developments and provides innovative information in the fields of training and nutrition research, supplements, health, fitness and diet. This publication serves as a useful vehicle to increase public awareness of the Company's products and as an outlet for a portion of the Company's advertising program. All Natural Muscular Development currently has a monthly paid circulation of approximately 104,000 readers. ARP is planning to offer a line of All Natural Muscular Development sports nutrition products which are expected to be introduced in the second half of 1998. The Company also publishes health and fitness related books and is exploring the introduction of new health and fitness related products.

Product Development

      The Company is recognized as an industry leader in new product development. The Company closely monitors consumer trends and scientific research, and has consistently introduced innovative products and programs in response thereto. The Company's product development staff regularly studies over 50 different health and nutrition periodicals, including the New England Journal of Medicine and the Journal of the American Medical Association, in order to generate ideas for new product formulations. Management believes that the Company's introduction of new products has increased market share for both the Company and its retail customers, and the Company intends to continue developing new products and programs in the future. The Company was the first major nutritional supplement manufacturer to introduce such industry-wide innovations as: an all-capsule vitamin and mineral line that is well tolerated by allergy-prone individuals; a complete line of amino acids and fish and marine oils; the most advanced and complete array of antioxidants, including beta carotene, lutein, lycopene, L-glutathione, N-acetyl cysteine (NAC), lipoic acid and an entirely new class of antioxidants, including polyphenols, flavonoids and isoflavones; concentrated Coenzyme Q10; chondroitin sulfate; thermogenic products; standardized herbal extracts guaranteeing potency (Certified Potency); the FRESH CARE packaging system, designed to preserve potency and freshness; a full line of Ayurvedic Indian herbal products; and a complete line of herb teas in single use bag and bulk form. From 1991 through 1997, the Company introduced over 560 products, with over 100 new products introduced in 1997. Representative products introduced in 1997 include MaxiLIFE SOY Cocktail, an advanced nutraceutical drink rich in soy and isoflavones; Creatine Fuel Chews, chewable wafers containing one gram of pure creatine monohydrate; St. John's Power 0.3%, a concentrated extract of St. John's wort; and caffeine-free Chinese Green Tea, a popular drink consumed worldwide for its health benefits. In 1998, the Company expects to introduce over 100 new products in the health food and mass market retail channels, 18 of which have already been introduced. Representative products introduced in 1998 include MaxiLIFE Joint Food, an advanced nutraceutical which supports healthy cartilage and joint function, and Triple Whey Fuel, a product containing high biological value whey protein. The Company also plans to more than double the number of products offered through Changes International's distribution network. The Company's research and development expenses were $1.1 million in 1997, 1996 and 1995.

Sales and Distribution

      The Company believes that its TWINLAB products have a presence in over 90% of the health food stores in the United States, but that only approximately 12% of such stores carry a comprehensive line of the Company's products. The Company sells its products primarily through a network of approximately 60 distributors, which service approximately 11,000 health food stores throughout the country and selected retail outlets. Sales to domestic distributors represented approximately 79.3% of the Company's net sales in 1997. The Company's distributor customers include GNC, Tree of Life, United Natural Foods, Inc. ("United Naturals"), Nature's Best, Inc. and other distributors that supply retailers of vitamins, herbs and other nutritional supplements. Management believes that it sells its products to every major nutritional supplement distributor servicing health food stores and is generally the largest independent supplier of nutritional supplements to such distributors. The Company is also currently expanding distribution into domestic military exchanges.

      Several of the Company's distributors, such as GNC, Tree of Life and United Naturals, are national in scope, but most are regional in nature and operate one or more localized distribution centers. Generally, the Company enters into nonexclusive area rights agreements with its domestic distributors, who are also responsible for new account development. Retailers typically place orders with and are supplied directly by the Company's distributors. In the past ten years, the Company has not lost a major distributor customer other than through consolidation with an existing customer of the Company. The breadth and depth of the products manufactured and the ability to manufacture with minimal throughput times enables the Company to maintain extremely high order fill rates, which management believes are among the highest in the industry, with its customer base.

      Tree of Life and GNC accounted for approximately 19% and 23%, respectively, of the Company's net sales in 1997. No other single customer accounted for more than 10% of the Company's net sales in 1997. The largest retail organization which sells the Company's products is GNC, with approximately 3,400 stores.

      The Company believes that substantial long-term growth opportunities exist within the mass market distribution channel. The Company's major customers among mass market retailers include Wal-Mart, Albertson's, Inc., American Stores, Inc., Duane Reade Inc., Rite Aid Corporation and Safeway, Inc. Management is continuing its efforts to expand its presence in mass market retail outlets and recently hired a President of Mass Market Sales to oversee the Company's efforts in this distribution channel.

      Changes International currently markets and distributes 10 products through a network of over 60,000 independent distributors in the United States and Canada. The distributor network markets Changes International's products directly to consumers.

      Approximately 5.1%, or $10.9 million, of the Company's net sales in 1997 were derived from international sales originating from overseas distributor organizations. The Company presently has distribution agreements covering fourteen western European countries, including Great Britain, France, Belgium, the Netherlands and the Scandinavian countries; six eastern European countries, including Russia; nine Latin American countries, including Mexico, Brazil and Argentina; eight Middle Eastern countries, including Israel and Saudi Arabia; and several other countries in the Far East and the Caribbean. The Company has also initiated new programs to qualify distributors in Italy and China.

Marketing

      The Company's marketing strategy, which centers around an extensive advertising and promotion program, has been a critical component of the Company's growth, strong brand name recognition and leading position within the nutritional supplement industry.

      The Company's marketing and advertising expenditures were approximately $15.9 million in 1997, $12.7 million in 1996 and $11.1 million in 1995. The Company has budgeted $20.5 million for marketing and advertising expenditures in fiscal 1998, a 29.2% increase over fiscal 1997. Approximately 45.5% of the Company's 1998 advertising budget is slated for network and cable television programming. Of the Company's $13.0 million in 1997 advertising expenditures, approximately $4.8 million, or 37.3%, was spent on print advertising, approximately $5.1 million, or 38.8%, was spent on television and radio advertising and approximately $3.1 million, or 23.9%, was spent on production of advertising materials. As the Company's customers align themselves with fewer vendors of brand name products, the Company believes that its strong commitment to advertising and promotion will continue to constitute a significant competitive advantage. The Company's advertising strategy stresses brand awareness of the Company's various product categories in order to generate purchases by customers and also communicates the points-of-difference between the Company's products and those of its competitors.

      Print advertisements continue to be an integral part of the Company's advertising efforts. The Company regularly advertises in consumer magazines such as Better Nutrition, Delicious, Vegetarian Times, Let's Live, Natural Health, Nutrition Science Journal, New Age Journal, Muscle & Fitness and Flex. The Company also plans to expand its print advertising into more widely circulated publications such as GQ, Men's Health & Fitness and Reader's Digest.

      Other marketing and advertising programs conducted by the Company include participation in or sponsorship of sporting events such as running competitions, including the Boston Marathon and the Los Angeles Marathon, and bodybuilding shows, including Team Universe, Fitness America and Natural Eastern Classic, and sponsorship of health-oriented television and radio programs. In addition, the Company promotes its products at major industry trade shows and through in-store point of sale materials. The Company also engages athletic personalities as well as scientists to communicate on the Company's behalf with the trade and the public and to promote the Company's products.

      The Company extended its marketing efforts in 1997 to include a new site on the World Wide Web at http://www.twinlab.com, which provides an overview of the Company in addition to a product catalog. The site also provides a list of retailers carrying the Company's products and is linked to other sites, including those of the Company's Nature's Herbs division (http://www.herbalvillage.com) and the publishing division (http://www.musculardevelopment.com). Changes International's web site can be reached at http://www.changesinternational.com. Information contained in any of the Company's Web sites shall not be deemed to be a part of or incorporated by reference into this Annual Report on Form 10-K.

Customer Sales Support

      The Company's established customer relationships are based upon the Company's long-standing commitment to a high level of customer service. The Company's sales force currently consists of 32 dedicated sales professionals whose primary functions are to gain better placement and additional shelf space for TWINLAB, Nature's Herbs and Alvita products and to stay abreast of customer needs. These sales representatives are assigned to specific territories covering the entire continental United States and Alaska. These personnel work with direct accounts, distributors and individual retailers to enhance knowledge of the Company's products and to maximize exposure for TWINLAB, Nature's Herbs and Alvita products. An additional sales and marketing staff supports Nature's Herbs products and the servicing of customer needs. The Company is presently expanding its administrative and sales infrastructure to service its increased sales in the mass market channel. The Company also designs and supplies a broad range of marketing literature, including brochures, pamphlets and in-store display materials to help educate retailers and consumers as to the benefits of the Company's products.

      The Company operates an in-house customer service department to respond to inquiries requesting information concerning product applications, background data, ingredient compositions and the efficacy of products. The department is currently staffed by three nutrition experts.

      Changes International provides its independent distributors with a broad range of informational materials, including product brochures, sales tools, business and information forms, audio materials and initial distributor startup kits. Changes International maintains a 24-hour toll-free phone line for receiving distributors' orders and a separate customer service line to answer product questions.

Manufacturing and Product Quality

      Virtually all of the Company's TWINLAB products are manufactured at the Company's 72,000 square foot manufacturing facility located in Ronkonkoma, New York (the "New York Facility"). Herbal supplements and phytonutrients are manufactured at the Company's 57,000 square foot FDA registered Utah Facility and at the New York Facility. Herb teas are currently packaged by an independent contractor and are warehoused at the Utah Facility. Changes International's product line is currently manufactured and packaged by an independent contractor pursuant to the Company's specifications and warehoused in Destin, Florida. The Company's two modern manufacturing facilities provide the Company with the capability to promptly meet customers' sales demands and to maintain the highest level of quality control. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements. Management believes that the Company's manufacturing facilities are among the most advanced in the nutritional supplement industry. In 1996, the Company completed an addition of approximately 8,500 square feet to the Utah Facility to provide additional plant capacity for the operations of the Nature's Herbs and Alvita divisions of the Company. In

March 1998, the Company commenced construction of an 85,000 square foot addition to its Utah Facility which will provide additional capacity for the production, warehouse and distribution operations, as well as additional office space for the Nature's Herbs and Alvita divisions. The cost of the project, including land, construction and equipment, will total approximately $13.0 million. It will be financed through a nine-month construction loan that will be converted to a fifteen year mortgage. Management believes that the Company's New York and Utah Facilities will be sufficient to enable the Company to meet sales demand for the foreseeable future. If additional space is required, management believes that it will have the option to lease or purchase additional space or to construct an additional facility. See "Properties."

      The Company's modern manufacturing operations feature pharmaceutical quality blending, filling and packaging capabilities, which enable the Company to offer quality and consistency in formulation and dosage forms. The Company operates flexible manufacturing lines which enable it to efficiently and effectively shift output among various products as dictated by customer demand. The Company is capable of producing over 40 million capsules and tablets, over 100,000 pounds of blended powder and up to 2,500 gallons of liquid preparations per day. The Company has ten high-speed capsule and tablet packaging lines, two high-speed liquid filling lines and two powder filling lines, which are capable of operating simultaneously, at its New York and Utah Facilities. The Company manufactures the powders used in its Ultra Fuel, Hydra Fuel and Nitro Fuel single-serving sports drink products and utilizes a contract bottler for the hydration and bottling of these products. The Company operates on a 24-hour work day that includes two production shifts and a third shift primarily for cleaning, maintenance and equipment set-up.

      The Company sources its raw material needs from over 200 different suppliers, including some of the largest pharmaceutical and chemical companies in the world. The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any single supplier for its needs. No single supplier accounted for more than 10% of the Company's total purchases in 1997.

      The Company's quality standards are a critical factor in consumer purchase decisions, and the Company believes it has established a competitive advantage based on the quality of its products. All capsule and tablet products manufactured by the Company are visually inspected before being packaged. Moreover, each of the Company's products undergoes comprehensive quality control testing procedures from the receipt of raw materials to the release of the packaged product. The Company utilizes real-time computerized monitoring of its manufacturing processes to ensure proper product weights and measures. In addition, the Company maintains two in-house laboratories with state-of-the-art testing and analysis equipment where the Company performs most of its testing, including stability tests, active component characterization utilizing thin-layer and high-pressure liquid chromatography, and UV visible and infrared spectrometry. The Company contracts with independent laboratories to perform the balance of its testing requirements. A team of 63 full-time quality assurance professionals regularly conducts a wide variety of visual and scientific tests on all manufactured products, and samples of raw materials and finished products are retained for quality control purposes for up to five years.

      The Company has a strong commitment to maintaining the quality of the environment. All of the Company's plastic and corrugated cardboard containers are recyclable and, wherever possible, the Company uses recyclable glass. The Company was also one of the first companies in the industry to use biodegradable starch pellets for packing materials. In addition, the Company has removed most solvents from its production processes (using natural, environmentally-safe alternatives) and helped develop a special glue, for manufacturing purposes, that contains virtually no harmful hydrocarbons. The Company believes it is in material compliance with all applicable environmental regulations.

Competition

      Vitamins and nutritional supplements are sold primarily through several channels of distribution: health food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing and catalog distribution).

      The Company's principal competitors in the health food store market include Nutraceutical International Corporation, Weider Nutrition International, Inc., Nature's Way Products, Inc., Solgar Vitamin and Herb Company, Inc. and Nature's Plus Inc. Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are products offered under GNC's own private label.

      The Company believes that the growing number of health food retailers are increasingly likely to align themselves with those companies which offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of products, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, high customer-order fill rate, strong and effective sales force and distribution network, and sophisticated advertising and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

      In the mass market retail channel of distribution, the Company competes with major private label and broadline brand manufacturers, including Leiner Health Products Inc., Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc., certain of which are larger and have access to greater resources than the Company. The Company competes on the basis of customer service, product quality, pricing and marketing support. The Company believes that it competes favorably with other companies because of its (i) sales and marketing strategies, (ii) customer service (including speed of delivery) and (iii) reputation as being a supplier of quality products.

      Many of the Company's competitors in markets other than the health food store market, including the major pharmaceutical companies, have substantially greater financial and other resources than the Company.

      Although Changes International competes with other health and nutritional food companies, the Company believes Changes International's primary competition stems from other network marketing companies. Changes International competes in the recruitment of independent distributors with other network marketing organizations whose product lines may or may not compete with its products.

Regulatory Matters

Government Regulation

      The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and foreign countries to which the Company's products are distributed and in which the Company's products are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements.

      On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This new law revises the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The substantial majority of the products marketed by the Company are classified as dietary supplements under the FFDC Act.

      Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post- use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g. "promotes your cardiovascular health").

      The FDA issued final dietary supplement labeling regulations in 1997 that require the Company to revise most of its product labels by 1999. The regulations also currently require the Company to submit notification to the FDA of all "statements of nutritional support," a process that the Company has not fully completed.

      Advertising and label claims for dietary supplements and conventional foods have been regulated by state and federal authorities under a number of disparate regulatory schemes. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims.

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

      The Company's Utah Facility is registered with the FDA as a manufacturer of OTC drugs and is subject to periodic inspection by the FDA.

      Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company. See "Legal Proceedings."

Ma Huang

      Approximately 15 of the Company's products include an herb known as "Ma Huang," which contains naturally-occurring ephedrine. Certain of such products also contain caffeine or other central nervous system stimulants. Such products accounted for approximately 13.0% of the Company's net sales in 1997. The Company's products which contain Ma Huang are generally marketed for bodybuilding, weight loss, sports nutrition and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise, and as natural alternatives to over-the-counter medications.

      Ma Huang has been the subject of certain adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. The FDA has proposed regulations relating to the sale of dietary supplements containing Ma Huang which, if promulgated in final form, would require the Company to substantially reformulate and relabel almost all of its Ma Huang products and would limit potency, require warnings, prohibit certain combination products and would preclude the Company from making bodybuilding and weight loss claims for such products. Comments from industry participants and inquiries from Committees of the United States Congress have been filed with the FDA challenging the scientific and legal basis for the proposed regulations. The Company is not able to predict whether the FDA's proposed regulations will become final. There can be no assurance as to the effect that any resulting reformulation, relabeling or change in the marketing of the Company's products would have on the sales of such products. In 1996, the Company introduced a line of Ma Huang-free products as alternatives to certain of its bodybuilding and sports nutrition products which currently contain Ma Huang. The Company's net sales of Ma Huang-free products were $1.9 million for fiscal 1997. There can be no assurance that sales of such alternative products would offset any decrease in sales attributable to any reformulation or relabeling of the Company's Ma Huang products.

      A number of state and local governments have proposed or passed legislation prohibiting or regulating the sale of Ma Huang products. The Company's products containing Ma Huang may become subject to further federal, state, local or foreign laws or regulations, which could also require the Company to reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang and/or relabel its products with different warnings or revised directions for use. There can be no assurance that the loss of sales of the Company's Ma Huang products would not have a material adverse effect on the Company. See "Legal Proceedings."

Employees

      At December 31, 1997, the Company employed 634 persons, of which 134 were involved in executive, sales and administrative activities. The balance of the Company's employees were engaged in production, packaging and shipping activities. Changes International also subcontracts an additional 67 persons from an independent personnel agency. None of the Company's employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

Trademarks

      The Company owns trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in many other countries for its TWINLAB, Nature's Herbs, Alvita, Changes and Fuel family of trademarks, and has rights to use other names material to its business. In addition, the Company has obtained trademarks for various of its products and has approximately 289 trademark registrations with the United States Patent and Trademark Office for TWINLAB, Nature's Herbs, Alvita and Changes brands. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

Item 2. PROPERTIES

      The Company owns a modern vitamin, mineral and nutritional supplement manufacturing facility in Ronkonkoma, New York. The 72,000 square foot New York Facility also houses the Company's executive offices. The Company recently signed a lease for approximately 21,000 square feet of space in a modern office building in Hauppauge, New York and expects to move all of its corporate and most of its administrative offices to this location in the second quarter of fiscal 1998. The Company leases 26,300 square feet of warehouse space in Ronkonkoma, 60,000 square feet of warehousing space in Hauppauge, and 5,000 square feet of office space in Ronkonkoma. In addition, the Company owns the modern FDA-registered 57,000 square foot Utah Facility. The Utah Facility, which was initially constructed in 1993, houses office, manufacturing and warehousing facilities for the operations of the Nature's Herbs division and office and warehousing facilities for the operations of the Alvita division. The Company also leases 21,500 square feet of warehouse and office space in Destin, Florida for Changes International.

      The Company believes that its facilities and equipment generally are well maintained and in good operating condition. In 1996, the Company completed an addition of approximately 8,500 square feet to the Utah Facility at a cost of approximately $700,000 to provide additional plant capacity for the operations of the Nature's Herbs and Alvita divisions of the Company. In March 1998, the Company commenced construction of an 85,000 square foot addition to its Utah Facility which will provide additional capacity for production, warehouse and distribution operations, as well as additional office space for the Nature's Herbs and Alvita divisions. The cost of the project, including land, construction and equipment, will total approximately $13.0 million, approximately $8.0 million of which will be financed through a nine-month construction loan that will be converted to a fifteen year mortgage. Management believes that the Company's New York and Utah Facilities will be sufficient to enable the Company to meet sales demand for the foreseeable future. If additional space is required, management believes that it will have the option to lease or purchase additional space or to construct an additional facility.

Item 3. LEGAL PROCEEDINGS

      The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While such claims to date have not been material to the Company and the Company maintains product liability insurance, there can be no assurance that product liability claims and the resulting adverse publicity will not have a material adverse effect on the Company. The Company carries insurance in the types and amounts that management considers reasonably adequate to cover the risks associated with its business. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities.

      The Company has been a defendant in court actions seeking damages for alleged personal injuries resulting from products containing allegedly contaminated added manufactured L-Tryptophan. To date, 132 of the 133 L-Tryptophan actions brought against the Company (the "L-Tryptophan Actions") have been dismissed or settled at no cost to the Company pursuant to an indemnification agreement (the "Indemnification Agreement") between the Company and a U.S. subsidiary of the Japanese manufacturer of the allegedly contaminated ingredient. The Company believes that few new lawsuits are likely to be brought in view of applicable statutes of limitation and, in light of the Indemnification Agreement and the resolution of virtually all of the L-Tryptophan Actions at no cost to the Company, that the prospect of the remaining L-Tryptophan Actions and any possible future actions having a material adverse effect on the Company's results of operations or financial condition is remote. The Company ceased marketing products containing added manufactured L-Tryptophan in 1990.

      The Company has been named as a defendant in three currently pending lawsuits alleging that its Ma Huang containing products caused injuries and/or damages, including a proceeding seeking class action certification. The Company intends to vigorously defend these lawsuits. The Company believes that such claims, if successful, would not have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

      The State of California and the NRDC filed lawsuits against the Company and a large number of manufacturers of dietary supplements containing calcium, claiming that naturally-occurring lead levels in these supplements exceed acceptable levels under California law ("Proposition 65"). The NRDC settled its suit with the manufacturers, including the Company. The State of California settled the first of two phases of its lawsuit with the Company and the other manufacturers and is engaged in settlement discussions with respect to the remainder of the case. The Company also received notice of a possible State of California legal claim relating to alleged toxic impurities in fish oil products. No action has been filed. There can be no assurance that the Company will not be the subject of future Proposition 65 claims asserted by the State of California or private parties.

      The Company is presently engaged in various other legal actions which arise in the ordinary course of business. Although ultimate liability cannot be determined at the present time, the Company believes that the amount of any such liability, if any, from these other actions, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal year 1997, no matters were submitted to a vote of security holders of the Company.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company has traded on the Nasdaq National Market since the Company's initial public offering (the "IPO") of its common stock, par value $1.00 per share (the "Common Stock"), in November 1996, in which 8,500,000 shares of Common Stock were issued by the Company. Prior to the IPO, there was no public market for the Common Stock. On March 19, 1998, the last reported sales price of the Company's Common Stock as reported on the Nasdaq National Market was $38.875. As of March 19, 1998, there were 119 holders of record of the Company's Common Stock. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the periods since the Company's initial public offering in November 1996 are summarized below.


                                          High          Low
                                          ----          ---
1996
Fourth Quarter (from November 14, 1996)  $12.375      $11.375

1997
First Quarter.............               $15.250      $12.000
Second Quarter............                24.000       12.125
Third Quarter.............                24.750       19.000
Fourth Quarter............                25.375       17.750

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

      The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Twinlab conducts its business through its direct and indirect subsidiaries and has no operations of its own. The principal assets of Twinlab are the capital stock of its direct and indirect subsidiaries, Twin, ARP and Changes International. Accordingly, Twinlab has no independent means of generating revenues. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Financing arrangements under which Twin is the borrower restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab, except in certain limited circumstances. The payment of cash dividends in the future will depend upon, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

      On May 7, 1996, Twin sold $100,000,000 aggregate principal amount of its 10 1/4% Senior Subordinated Notes due 2006 (the "Old Notes") to Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (collectively, the "Initial Notes Purchasers") for $100,000,000 in cash (less the Initial Notes Purchasers' discount of $3,000,000) (the "Note Offering"). Such securities were sold in a transaction that was exempt from registration under Section 4(2) of the Securities Act. Subsequently, pursuant to a Registration Statement on Form S-4, on October 28, 1996, the Company consummated a fully-subscribed registered exchange offer under the Securities Act for the Old Notes and issued in exchange therefor $100,000,000 aggregate principal amount of its registered 10 1/4% Senior Subordinated Notes due 2006 (collectively with the Old Notes, the "Notes").

      On May 7, 1996, Twinlab sold (i) an aggregate of 30,000 shares of its 14% Non-Voting Senior Cumulative Preferred Stock (the "Senior Preferred Stock") to five investors (the "Senior Preferred Stock Purchasers") for $30,000,000 in cash, (ii) 37,000 shares of its 11 1/4% Non-Voting Junior Cumulative Preferred Stock (the "Junior Preferred Stock") to Green Equity Investors II, L.P. ("GEI") for $37,000,000 in cash, (iii) 1,295,000 shares of Common Stock to the Senior Preferred Stock Purchasers for an aggregate of $700,000 in cash, (iv) 8,880,000 shares of Common Stock to GEI for an aggregate of $4,800,000 in cash, and (v) an aggregate of 8,325,000 shares of Common Stock valued at $4,500,000 to certain members of its senior management in exchange for certain of their shares of common stock of Natur-Pharma Inc. Such securities were sold in transactions that were exempt from registration under Section 4(2) of the Securities Act. In connection with the consummation of the IPO, in November 1996, the Company redeemed all of the outstanding shares of Senior Preferred Stock and Junior Preferred Stock, which together had an aggregate liquidation preference of $67.0 million, plus accrued and unpaid dividends thereon.

      On November 12, 1997, Twinlab issued an aggregate of 312,500 shares of Common Stock to the shareholders of Changes International as the stock portion of the purchase price for all of the outstanding common stock of Changes International; the cash portion of such purchase price was $7.9 million, including acquisition costs. Such Common Stock was sold in a transaction that was exempt from registration under Section 4(2) of the Securities Act.

Item 6. SELECTED FINANCIAL DATA

      The selected historical financial data as of December 31, 1997, 1996, 1995, 1994 and 1993 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 is included elsewhere herein. The selected financial data below also presents pro forma financial data relating to (i) the Company's conversion of tax status from an "S" corporation to a "C" corporation as a result of the Transactions (as hereinafter defined) and (ii) the Transactions and the IPO. The selected historical financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 to this Annual Report.


                                                                     YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                        1997      1996(a)         1995     1994          1993
                                                       -------   --------       --------   --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
OPERATING DATA:
  Net sales..........................................  $213,229   $170,075      $148,735    $117,342   $99,897
  Gross profit.......................................    92,282     70,248        58,803      47,095    37,766
  Operating expenses.................................    43,433     30,784        27,191      23,022    21,125
  Income from operations.............................    48,849     39,464        31,612      24,073    16,641
  Interest expense...................................    12,315     10,005           866         761       487
  Nonrecurring and transaction expenses..............        --     15,700(b)        656          --        --
  Net income.........................................  $ 22,671   $ 11,796(b)   $ 30,224    $ 21,693   $16,676
                                                       ========   ========      ========    ========   =======
  Basic and diluted net income per share(c)..........  $   0.84   $   0.26(b)   $   1.12    $   0.80   $  0.62
                                                       ========   ========      ========    ========   =======
  Diluted weighted average shares outstanding(d).....    27,078     27,000        27,000      27,000    27,000
PRO FORMA RELATING TO CHANGE IN TAX STATUS:(e)
  Historical income before provision for income taxes
     and extraordinary item..........................             $ 14,384      $ 30,464    $ 21,938   $16,906
  Pro forma provision for income taxes...............                5,466        12,060       9,087     6,644
                                                                  --------      --------    --------   -------
  Pro forma income before extraordinary item.........                8,918        18,404      12,851    10,262
  Extraordinary item.................................               (1,792)(f)        --          --        --
                                                                  --------      --------    --------   -------
  Pro forma net income...............................             $  7,126      $ 18,404    $ 12,851   $10,262
                                                                  ========      ========    ========   =======
  Basic and diluted income before extraordinary item
     per share(c)....................................        --   $   0.15      $   0.68          --        --
                                                                  ========      ========
  Basic and diluted net income per share(c)..........             $   0.08      $   0.68
                                                                  ========      ========
PRO FORMA FOR THE TRANSACTIONS AND THE IPO:(g)
  Net income.........................................        --   $ 16,729      $ 11,429          --        --
                                                                  ========      ========
  Basic and diluted net income per share.............        --       0.62          0.42          --        --
                                                                  ========      ========
OTHER DATA:
  Income from operations margin(h)...................      22.9%      23.2%         21.3%       20.5%     16.7  %
  Capital expenditures...............................  $  3,842   $  2,252      $  2,641      $1,786   $ 4,904

                                                                        AS OF DECEMBER 31,
                                                       ------------------------------------------------------------
                                                        1997        1996(a)       1995         1994         1993
                                                       -------     --------     --------     --------      --------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Net working capital (excluding cash and cash
     equivalents, marketable securities and current
     debt)...........................................  $ 57,474    $ 43,569     $ 39,405     $ 35,056       $25,437
  Property, plant and equipment, net.................    13,958      14,157       13,036       12,071        10,732
  Total assets.......................................   171,324     141,537       75,309       64,706        55,587
  Total debt (including current debt)................   114,238     120,654        8,792        9,288         8,039
  Shareholders' equity...............................    30,344       1,688       55,405       48,671        40,543

                                                   (footnotes on following page)

(a) The Blechman Brothers, their parents, David and Jean Blechman, Stephen L. Welling, the President of the Nature's Herbs division of the Company (collectively, the "Stockholders"), GEI and certain other parties entered into a Stock Purchase and Sale Agreement, dated as of March 5, 1996, as amended (the "Acquisition Agreement"), pursuant to which, among other things, on May 7, 1996 (i) GEI acquired 48% of the Common Stock of Twinlab for aggregate consideration of $4.8 million and shares of Junior Preferred Stock for aggregate consideration of $37.0 million, (ii) certain other investors acquired 7% of the Common Stock of Twinlab for aggregate consideration of $0.7 million and shares of Senior Preferred Stock (together with the Junior Preferred Stock, the "Preferred Stock") for aggregate consideration of $30.0 million, (iii) the Senior Executive Officers exchanged certain of their shares of common stock of Twin (formerly known as Natur-Pharma Inc.) for 45% of the outstanding shares of Common Stock of Twinlab valued at $4.5 million, (iv) Twinlab purchased all of the remaining shares of common stock of Twin from the Stockholders for cash, resulting in Twin becoming a wholly owned subsidiary of Twinlab. The total cash consideration that the Stockholders received was approximately $212.5 million, the majority of which was paid to David and Jean Blechman. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (the "Original Credit Facility") (which provided for a term loan facility in the amount of $53.0 million and a revolving credit facility in the amount of $15.0 million) and issued $100.0 million principal amount of its Old Notes in the Note Offering (collectively with the Acquisition and the Original Credit Facility, the "Transactions"). The net cash proceeds of the Note Offering were used, together with borrowings under the Original Credit Facility, the proceeds from the issuance of the Common Stock and Preferred Stock of Twinlab and available cash of the Company, to finance the Acquisition, to refinance approximately $7.0 million aggregate principal amount of debt of the Company and to pay related fees and expenses. The net proceeds of the IPO of approximately $93.7 million, together with available cash resources of the Company and approximately $20.0 million of borrowings under the Amended and Restated Credit and Guarantee Agreement, dated November 15, 1996 (the "Revolving Credit Facility"), were used to repay all of the Company's outstanding indebtedness under the Original Credit Facility and to redeem all of the outstanding shares of Preferred Stock. See Note 1 to the Consolidated Financial Statements of the Company included under Item 14 of this Annual Report.

(b) Reflects $15.3 million of nonrecurring non-competition agreement expense and $0.4 million of Transaction expenses.

(c) Basic and diluted income per share has been computed by dividing net income (and pro forma income before extraordinary item and pro forma net income for 1995 and 1996), after reduction for Preferred Stock dividends, by the applicable weighted average shares outstanding.

(d) Diluted weighted average shares outstanding for 1993 through 1996 represents the number of equivalent shares outstanding after giving retroactive effect to Twinlab's 18.5 for 1 stock split (effected in the form of a stock dividend) and assumes that the 10,175,000 shares of Common Stock issued in connection with the Acquisition and the 8,500,000 shares of Common Stock issued in connection with the Company's IPO were outstanding. See Notes to the Consolidated Financial Statements of the Company included under Item 14 of this Annual Report.

(e) Prior to May 1996, the Company consisted of "S" corporations and, accordingly, federal and state taxes were generally paid at the shareholder level only. Upon consummation of the Transactions, the Company eliminated its "S" corporation status and, accordingly, became subject to federal and state income taxes.

(f) Represents the write-off of previously deferred finance costs incurred in connection with the Original Credit Facility (the "Extraordinary Item").

(g) The unaudited pro forma results of operations assume the Transactions and the subsequent IPO occurred on January 1, 1995, and exclude the effect of
      (i) the nonrecurring non-competition agreement expense, (ii) the Transaction expenses, (iii) the Extraordinary Item and (iv) the dividends paid on the Preferred Stock which was redeemed with a portion of the net proceeds of the IPO, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status described in Note (e) above. This data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions and the subsequent IPO in fact occurred on January 1, 1995.

(h) Income from operations margin equals income from operations as a percentage of net sales.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with "Selected Historical Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

Results of Operations

      The Company operates in one business segment, the manufacture and marketing of brand name nutritional supplements. Within this segment, the Company operates in three primary business areas: the TWINLAB division, the herbal products division, and the network marketing division. Products sold by the TWINLAB division include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas primarily under the TWINLAB brand name. The herbal products division includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs division and a full line of herb teas marketed by the Alvita division. The Company's network marketing activities are conducted through Changes International, which was acquired by the Company in November 1997. The Company's publishing activities are conducted through ARP.

      The following table sets forth, for the periods indicated, certain historical income statement and other data for the Company andalso sets forth certain of such data as a percentage of net sales.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                             1997                1996                1995
                                       ----------------    ----------------    ----------------
                                                        (DOLLARS IN MILLIONS)
TWINLAB Division.....................   $174.9     82.0%   $150.4     88.4%    $132.2     88.8%
Herbal Supplements &
  Phytonutrients.....................     41.1     19.3      23.1     13.6       19.8     13.3
Herb Teas............................      8.4      3.9       8.1      4.8        5.8      3.9
Network Marketing....................      7.0      3.3        NA       NA         NA       NA
Publishing...........................      5.2      2.4       5.4      3.1        4.8      3.3
                                        ------   ------    ------   ------     ------   ------
Gross Sales..........................    236.6    110.9     187.0    109.9      162.6    109.3
Discounts & Allowances...............    (23.4)   (10.9)    (16.9)    (9.9)     (13.9)    (9.3)
                                        ------   ------    ------   ------     ------   ------
Net Sales............................    213.2    100.0     170.1    100.0      148.7    100.0
Gross Profit.........................     92.3     43.3      70.2     41.3       58.8     39.5
Operating Expenses...................     43.4     20.4      30.8     18.1       27.2     18.3
Income From Operations...............     48.8     22.9      39.5     23.2       31.6     21.3

Fiscal 1997 Compared to Fiscal 1996

      Net Sales. Net sales for fiscal 1997 were $213.2 million, an increase of $43.1 million, or 25.4%, as compared to net sales of $170.1 million for fiscal 1996. The 25.4% increase was attributable to increased sales in each of the Company's product categories other than publishing, partially offset by an increase in sales discounts and allowances which was primarily due to the Company's increased sales volume. Changes International contributed gross sales of $7.0 million after its acquisition in November 1997. Gross sales of TWINLAB products contributed $174.9 million, an increase of $24.5 million or 16.3% as compared to $150.4 million for fiscal 1996. This increase was primarily due to the expansion of established accounts, increased sales of existing products, new product introductions and product specific advertising. Herbal supplements and phytonutrients contributed $41.1 million, an increase of $18.0 million, or 78.2%, as compared to $23.1 million for fiscal 1996 and herb teas contributed $8.4 million as compared to $8.1 million for fiscal 1996. The gross sales increase in herbal supplements and phytonutrients was primarily due to the expansion of established accounts in domestic health food stores, improved business development in the mass market channel of distribution, increased sales of existing products and new product introductions.

      Gross Profit. Gross profit for fiscal 1997 was $92.3 million, which represented an increase of $22.1 million or 31.4%, as compared to $70.2 million for fiscal 1996. Gross profit margin was 43.3% for 1997, as compared to 41.3% for fiscal 1996. The overall increase in gross profit was primarily attributable to the Company's higher sales volume for fiscal 1997 as compared to fiscal 1996. The increase in gross profit margin for fiscal 1997 as compared to fiscal 1996 was due primarily to a more favorable product mix to higher margin sports nutrition and special formula products, to higher gross profit margins on recently introduced new product formulations and product line extensions, to lower unit manufacturing overhead as a result of overhead costs increasing at a rate lower than sales and to higher gross margins on sales through the network marketing business, partially offset by an increase in sales discounts and allowances.

      Operating Expenses. Operating expenses were $43.4 million for fiscal 1997, representing an increase of $12.6 million, or 41.1%, as compared to $30.8 million for fiscal 1996. As a percent of net sales, operating expenses increased from 18.1% for fiscal 1996 to 20.4% for fiscal 1997. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses due to increased levels of promotional and sales activities, including commission expense relating to Changes International, and the hiring of additional administrative staff.

      Income from Operations. Income from operations was $48.8 million for fiscal 1997, representing an increase of $9.3 million or 23.8% as compared to $39.5 million for fiscal 1996. Income from operations margin decreased to 22.9% of net sales for fiscal 1997, as compared to 23.2% of net sales for fiscal 1996. The increase in income from operations for 1997 was primarily due to the Company's higher sales volume together with higher gross margins, offset in part by higher operating expenses. The decrease in operating margin as a percent of net sales in 1997 was due to higher operating expenses as a percent of net sales, partially offset by increased sales volumes together with higher gross margins.

      Other Expense. Other expense was $12.1 million for fiscal 1997, as compared to $25.1 million for fiscal 1996. The net decrease of $13.0 million is primarily attributable to $15.7 million of nonrecurring non-competition agreement expense and transaction expenses which were incurred in 1996 in connection with the Transactions offset by an increase in net interest expense of $2.7 million resulting from increased borrowings during 1997.

Fiscal 1996 Compared to Fiscal 1995

      Net Sales. Net sales for fiscal 1996 were $170.1 million, an increase of $21.4 million, or 14.3%, as compared to net sales of $148.7 million for fiscal 1995. The 14.3% increase was attributable to increased sales in each of the Company's product categories, partially offset by an increase in sales discounts and allowances which was primarily due to the Company's increased sales volume. Gross sales of TWINLAB products contributed $150.4 million, an increase of $18.2 million, or 13.7%, as compared to $132.2 million for fiscal 1995. This increase was primarily due to increased demand for products sold under the TWINLAB brand name, which increase was due in substantial part to the successful introduction of a number of new special formula and sports nutrition products. Herbal supplements and phytonutrients contributed $23.1 million, an increase of $3.3 million, or 16.4%, as compared to $19.8 million for fiscal 1995 and herb teas contributed $8.1 million, an increase of $2.3 million, or 41.5%, as compared to $5.8 million for fiscal 1995. The gross sales increase in both herbal supplements and phytonutrients and herb teas was primarily due to increased demand for both Nature's Herbs and Alvita products, which increase was due in part to the successful introduction of new products, continued strong consumer interest in existing products and increased penetration of both Nature's Herbs and Alvita products into domestic health food stores. Publishing contributed gross sales of $5.4 million for fiscal 1996, as compared to $4.8 million for fiscal 1995.

      Gross Profit. Gross profit for fiscal 1996 was $70.2 million, which represented an increase of $11.4 million, or 19.5%, as compared to $58.8 million for fiscal 1995. Gross profit margin was 41.3% for fiscal 1996 as compared to 39.5% for fiscal 1995. The overall increase in gross profit was primarily attributable to the Company's higher sales volume for fiscal 1996 as compared to fiscal 1995. The increase in gross profit margin for fiscal 1996 as compared to fiscal 1995 was due primarily to higher gross profit margins on recently introduced new product formulations and lower unit manufacturing overhead as a result of overhead costs increasing at a rate lower than sales due to manufacturing efficiencies, partially offset by an increase in sales discounts and allowances.

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

      Other Income (Expense). Other expense was $25.1 million for fiscal 1996, as compared to $1.1 million for fiscal 1995. The net increase is primarily attributable to a nonrecurring $15.3 million charge relating to the write-off of certain non-competition agreements and a $9.1 million increase in interest expense which resulted from increased borrowings.

      Income taxes. The Company consisted of "S" corporations for the year ended December 31, 1995, and through the consummation of the Acquisition on May 7, 1996. Accordingly, federal and state taxes were generally paid at the shareholder level only. The provision for income taxes through May 7, 1996 and for the year ended December 31, 1995, represented state taxes for New York, which imposes a corporate tax for all income in excess of $0.2 million. Upon consummation of the Transactions, the Company eliminated its "S" corporation status and, accordingly, became subject to federal and state income taxes.

Liquidity and Capital Resources

      For fiscal 1997, cash provided by operating activities was $11.4 million, as compared to $25.5 million for fiscal 1996 and $26.8 million for fiscal 1995. The decrease in fiscal 1997 compared to fiscal 1996 was primarily due to higher accounts receivable and inventory balances due to higher levels of sales volume as well as the timing of payments of accrued expenses and other current liabilities. The decrease in fiscal 1996 compared to fiscal 1995 was primarily due to higher interest expense, substantially offset by higher income from operations. Cash used in financing activities was $6.3 million for fiscal 1997, and represented repayment of certain outstanding indebtedness. Cash used in financing activities for fiscal 1996 was $28.0 million, reflecting the net cash effect of the Transactions (including the payments to the Stockholders made pursuant to the Acquisition) and the IPO, and the application of the proceeds therefrom, the repayment of $6.0 million of outstanding indebtedness and distributions of $8.9 million to the Stockholders prior to the consummation of the Acquisition. Cash used in financing activities for fiscal 1995 was $24.0 million and primarily consisted of distributions to the Stockholders of $23.5 million.

      Capital expenditures in 1997 were $3.8 million ($3.1 million of which was for equipment that was subsequently sold and leased back) and $2.3 million and $2.6 million for fiscal 1996 and 1995, respectively. Historical capital expenditures were primarily used to purchase production equipment, expand capacity and improve manufacturing efficiency. Capital expenditures are expected to be approximately $17.0 million during fiscal 1998, of which approximately $13.0 million will be used to expand the Company's Utah Facility (approximately $8.0 million of which will be financed by a nine-month construction loan that will be converted to a fifteen-year mortgage) and the remainder of which will be used primarily to purchase manufacturing equipment and computer hardware and software. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year.

      On November 12, 1997, the Company acquired Changes International for a purchase price (including fees and expenses) of approximately $13.7 million, consisting of $7.9 million in cash and 312,500 shares of Twinlab Common Stock. The cash portion of the purchase price was financed through borrowings under the Company's Revolving Credit Facility. Changes International operates as a network marketer of nutritional supplements through independent distributors located primarily throughout the United States and Canada. The acquisition was recorded using the purchase method of accounting.

      Twinlab has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The Indenture relating to the Notes and the Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions. The Company was in compliance with all such covenants as of December 31, 1997.

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, borrowings under the Revolving Credit Facility and the proceeds from the Offering. As of December 31, 1997, approximately $36.3 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

      One of the Company's business strategies is to actively pursue acquisition opportunities that complement or extend its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Up to $35.0 million of borrowings under the Revolving Credit Facility is available to fund acquisitions subject to certain conditions and reductions (approximately $21.3 million of which was available as of December 31, 1997). There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

      On March 17, 1998, the Company filed a registration statement with the Securities and Exchange Commission to sell up to 8 million shares of Common Stock. Of the Common Stock to be sold in the Offering, 4 million shares will be sold by the Company and 4 million shares will be sold by certain stockholders of the Company. There can be no assurance that the Offering will be consummated.

      On March 17, 1998, the Company entered into a definitive agreement to acquire substantially all of the assets and assume certain liabilities of Bronson. The Company expects that the closing of the Bronson Acquisition will occur during the second quarter of fiscal 1998. Bronson's net sales and operating income for the fiscal year ended December 31, 1997, were approximately $32.1 million, and $9.5 million, respectively. The purchase price is $55.0 million in cash, subject to certain adjustments, which the Company intends to finance with a portion of the net proceeds of the Offering.

      In addition, the Company intends to use approximately $40.1 million of the net proceeds from the Offering to redeem $35.0 million in outstanding principal amount of Notes at a redemption price equal to 109-1/2% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption (the "Redemption") and approximately $5.6 million to reduce outstanding borrowings under the Company's Revolving Credit Facility (including accrued and unpaid interest thereon). In connection with the Redemption, the Company will record an extraordinary charge of approximately $2.9 million (net of tax benefit of approximately $1.8 million) relating to the payment of premiums on the Notes and the write-off of a pro rata portion of deferred finance costs.

      The Company is currently considering the possibility of making an offer (the "Offer") to purchase for cash all Notes not otherwise purchased in the Redemption. The Company would finance any such Offer with borrowings under a new bank credit facility, any remaining excess proceeds of the Offering, available cash, or any combination of the foregoing. There can be no assurance that the Company will be in a position to enter into a new bank credit facility for the purposes of making an Offer or that other financing will be available. Moreover, the Company's determination to make an Offer would be subject to financial, market and other conditions and there can be no assurance that the Company will make an Offer.

Recent Trends

      In the first quarter of 1998, the Company received a substantial increase in orders for its herbal supplement products, including a significant increase in orders from Wal-Mart for herbal products which are being sold under Wal-Mart's proprietary Spring Valley brand name. This increase is due to increased demand at the retail level and to the fact that the number of SKU's sold under this brand name at Wal-Mart more than doubled during the first quarter of 1998. The Company has made several adjustments to its operations to accommodate this increased demand for its herbal products, including the use of production capacity at the New York Facility to produce herbal supplement products and the installation of additional manufacturing equipment at both the New York and Utah Facilities. As a result of these operational adjustments and the Company's decision to reduce promotions offered to distributors during the first quarter of 1998, the Company's mix of product sales during the first quarter of 1998 will differ substantially from the product mix in the comparable period in 1997. For the first quarter of 1998, herbal supplements will represent a substantially greater portion of the Company's total net sales, and sales of vitamins, minerals and nutritional supplements products will represent a smaller percentage of total net sales and decline significantly from the comparable period in 1997. Nevertheless, the Company anticipates that its overall growth rate in net sales in the first quarter of 1998 will be comparable to that achieved in the first quarter of 1997, as the increased sales of herbal products will more than offset the decreased sales of vitamins, minerals and nutritional supplements (all of the foregoing first quarter comparisons exclude the impact of Changes International). The Company believes that there has been no material decline in retail sales of its vitamin, mineral and nutritional supplement products during the first quarter of 1998, as there has been adequate inventory of its products in the distribution channel. The Company plans to adjust its production mix during the second quarter of 1998 to increase the production of vitamins, minerals and nutritional supplements compared to the first quarter of 1998, as additional capacity comes on line and production schedules are adjusted, and expects to realize increased sales of these products during the second quarter of 1998 as compared to the first quarter of 1998.

Impact of Inflation

      Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has not had a material impact on the Company's historical operations or profitability.

Recent Financial Accounting Standards Board Statements

      Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements are not expected to have material impact on the Company's financial statements.

Year 2000

      The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company is communicating with customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. At the present time, the Company believes that its systems are substantially Year 2000 compliant and does not expect Year 2000 issues to materially affect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL

        DISCLOSURE

    Not applicable.

                                    PART III

      Information required under PART III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on June 17, 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1) and (2). Financial Statements and Financial Statement Schedule:

                                                                            Page

TWINLAB CORPORATION AND SUBSIDIARIES

      Independent Auditors' Report.......................................F-1

      (1) Financial Statements
          Consolidated Balance Sheets as of December 31, 1997 and 1996...F-2 Consolidated Statements of Income for the Years Ended
          December 31, 1997, 1996 and 1995...............................F-3
          Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 1997, 1996 and 1995...................F-4
          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1997, 1996 and 1995........................ F-5
          Notes to Consolidated Financial Statements.....................F-6

      (2) Financial Statement Schedule
          For the Three Years Ended December 31, 1997

      Schedule II - Valuation and Qualifying Accounts....................S-1

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c)   Exhibits:

Exhibit
Number  Description of Exhibit

2.1     --  Stock Purchase and Sale Agreement, dated as of March 5, 1996, among
            David Blechman, Jean Blechman, Brian Blechman, Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman, Stephen Welling, the Registrant, Natur-Pharma Inc. and GEI (the "Stock Purchase and Sale Agreement") (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, dated June 4, 1996, as amended, filed by the Registrant, Registration No. 333-05191; "Twinlab S-1").

2.1.1   --  Amendment to the Stock Purchase and Sale Agreement, dated May 6,
            1996 (incorporated by reference to Exhibit 2.1.1 to Twinlab S-1).

3.1     --  Second Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, dated June 25, 1996, as amended, filed by Twin, Registration No. 333-06781; "Twin S-4").

3.2     --  Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.5 to Twin S-4).

4.1     --  Indenture, dated May 7, 1996, among Twin, and ARP and the Registrant
            (together, the "Guarantors"), and Fleet National Bank as Trustee, Registrar, Paying Agent and Securities Agent, regarding Twin's 10 1/4% Senior Subordinated Notes due 2006 and the 10 1/4% Senior Subordinated Notes due 2006 issued in exchange therefor (incorporated by reference to Exhibit 4.2 to Twin S-1).

4.2     --  First Supplemental Indenture, dated as of December 1, 1997, to the
            Indenture dated as of May 7, 1996, among Twin and ARP, Changes International and the

            Registrant, as Guarantors and State Street Bank and Trust Company (as successor to Fleet National Bank), as Trustee regarding Twin's 10 1/4% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, dated March 17, 1998, Registration No. 333-48091).

10.1    --  Credit and Guarantee Agreement, dated May 7, 1996, among Twin, the
            Registrant, the financial institutions named therein, Chemical Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by reference to Exhibit 4.3 to Twinlab S-1).

10.2    --  Amended and Restated Credit and Guarantee Agreement, dated November
            15, 1996, among Twin, the Registrant, the financial institutions named therein, The Chase Manhattan Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Registrant's 1996 Annual Report on Form 10-K; the "1996 Annual Report").

10.3    --  Guarantee and Collateral Agreement, dated May 7, 1996, among the
            Registrant, Twin, and ARP in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Twinlab S-1).

10.4    --  Form of Revolving Credit Note (incorporated by reference to Exhibit
            10.4 to the 1996 Annual Report).

10.5    --  Form of Swing Line Note (incorporated by reference to Exhibit 10.5 to the 1996 Annual Report).

10.6    --  Deed of Trust, dated May 7, 1996 (the "Deed of Trust"), from Twin to
            First American Title Company of Utah, Trustee for the use and benefit of Chemical Bank, as Administrative Agent, Beneficiary (incorporated by reference to Exhibit 10.6 to Twinlab S-1).

10.7    --  Amendment to Deed of Trust, dated November 20, 1996, among Twin and
            The Chase Manhattan Bank (incorporated by reference to Exhibit 10.7 to the 1996 Annual Report).

10.8    --  Stockholders Agreement, dated May 7, 1996, among Brian Blechman,
            Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman and Stephen Welling, the Registrant and GEI (incorporated by reference to Exhibit 10.8 to Twinlab S-1).

10.9    --  Secondary Stockholders Agreement among Brian Blechman, Neil
            Blechman, Ross Blechman, Steve Blechman, Dean Blechman and Stephen Welling, the Registrant, GEI, DLJ Investment Funding, Inc., DLJ Investment Partners, L.P., Chase Equity Associates, L.P., PMI Mezzanine Fund, L.P. and State Treasurer of the State of Michigan, Custodian of the Michigan Public School Employees' Retirement System, State Employees' Retirement System, Michigan State Police Retirement System, and Michigan Judges Retirement System (incorporated by reference to Exhibit 10.9 to Twinlab S-1).

10.10   --  Employment Agreement, dated May 7, 1996, between Twin and Brian
            Blechman (incorporated by reference to Exhibit 10.10 to Twinlab
            S-1).

10.11   --  Employment Agreement, dated May 7, 1996, between Twin and Neil
            Blechman (incorporated by reference to Exhibit 10.11 to Twinlab
            S-1).

10.12   --  Employment Agreement, dated May 7, 1996, between Twin and Ross
            Blechman (incorporated by reference to Exhibit 10.12 to Twinlab
            S-1).

10.13   --  Employment Agreement, dated May 7, 1996, between Twin and Steve
            Blechman (incorporated by reference to Exhibit 10.13 to Twinlab
            S-1).

10.14   --  Employment Agreement, dated May 7, 1996, between Twin and Dean
            Blechman (incorporated by reference to Exhibit 10.14 to Twinlab
            S-1).

10.15   --  Employment Agreement, dated May 7, 1996, between Twin and Stephen
            Welling (incorporated by reference to Exhibit 10.15 to Twinlab S-1).

10.16   --  Consulting Agreement, dated May 7, 1996, between Twin and David
            Blechman (incorporated by reference to Exhibit 10.16 to Twinlab
            S-1).

10.17   --  Consulting Agreement, dated May 7, 1996, between Twin and Jean
            Blechman (incorporated by reference to Exhibit 10.17 to Twinlab
            S-1).

10.18   --  Noncompetition Agreement, dated May 7, 1996, between Twin and David
            Blechman (incorporated by reference to Exhibit 10.18 to Twinlab
            S-1).

10.19   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Jean
            Blechman (incorporated by reference to Exhibit 10.19 to Twinlab
            S-1).

10.20   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Brian
            Blechman (incorporated by reference to Exhibit 10.20 to Twinlab
            S-1).

10.21   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Neil
            Blechman (incorporated by reference to Exhibit 10.21 to Twinlab
            S-1).

10.22   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Ross
            Blechman (incorporated by reference to Exhibit 10.22 to Twinlab
            S-1).

10.23   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Steve
            Blechman (incorporated by reference to Exhibit 10.23 to Twinlab
            S-1).

10.24   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Dean
            Blechman (incorporated by reference to Exhibit 10.24 to Twinlab
            S-1).

10.25   --  Noncompetition Agreement, dated May 7, 1996, between Twin and
            Stephen Welling (incorporated by reference to Exhibit 10.25 to Twinlab S-1).

10.26   --  Management Services Agreement, dated May 7, 1996, between Twin and
            Leonard Green & Partners, L.P. (incorporated by reference to Exhibit
            10.26 to Twinlab S-1).

10.27   --  Form of Restated Standard Indemnity Agreement, dated August 1992, between Twin and Showa Denko America, Inc. (incorporated by reference to Exhibit 10.28 to Twinlab S-1).

10.28   --  Form of SDR Guaranty Agreement, dated August 1992, between Twin and
            Showa Denko K.K. (incorporated by reference to Exhibit 10.29 to Twinlab S-1).

10.29   --  Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).

10.30   --  Stock Option Agreement, dated November 5, 1997, between the
            Registrant and John McCusker.**

10.31   --  Letter, dated October 7, 1997, between the Registrant and John
             McCusker.**

10.32   --  Construction Contract, dated February 27, 1998, between Twin and
            Interwest Construction Company, Inc.**

10.33   --  Lease, dated January 16, 1998, between Twin and Reckson Operating
            Partnership, L.P.*

10.34   --  Asset Purchase Agreement, dated as of March 17, 1998, among Jones
            Medical Industries, Inc., JMI-Phoenix Laboratories, Inc., Twin and Bronson Laboratories, Inc.**

21.1    --  List of Registrant's Subsidiaries.*

23.1    --  Consent of Deloitte & Touche LLP.*

27      --  Financial Data Schedule.*

------------
*   Filed herewith.
**  Paper copy filed; EDGAR copy to be filed by amendment.

                                       SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TWINLAB CORPORATION


                                        By: /s/ Ross Blechman
                                            -----------------------
                                                Ross Blechman
                                                Chairman of the Board, Chief
                                                Executive Officer and
                                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title(s)                                Date


/s/ Ross Blechman           Chairman of the Board, Chief          March 20, 1998
--------------------------  Executive Officer, President
Ross Blechman               and Director (Principal
                            Executive Officer)


/s/ Neil Blechman           Executive Vice President, Secretary   March 20, 1998
--------------------------  and Director
Neil Blechman


/s/ Brian Blechman          Executive Vice President, Treasurer   March 20, 1998
--------------------------  and  Director
Brian Blechman


/s/ Steve Blechman          Executive Vice President and          March 20, 1998
--------------------------  Director
Steve Blechman


/s/ Dean Blechman           Executive Vice President and          March 20, 1998
--------------------------  Director
Dean Blechman


/s/ John McCusker           Chief Financial Officer (Principal    March 20, 1998
--------------------------  Financial and Accounting Officer)
John McCusker


/s/ Stephen L. Welling      Director                              March 20, 1998
--------------------------
Stephen L. Welling


/s/ Jonathan D. Sokoloff    Director                              March 20, 1998
--------------------------
Jonathan D. Sokoloff


/s/ Jennifer Holden Dunbar  Director                              March 20, 1998
--------------------------
Jennifer Holden Dunbar


/s/ John G. Danhakl         Director                              March 20, 1998
--------------------------
John G. Danhakl

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  Twinlab Corporation and subsidiaries
  Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Twinlab Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Twinlab Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Jericho, New York
February 4, 1998

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 and 1996
(In thousands of dollars except share and per share amounts)
--------------------------------------------------------------------------------

                                                                       1997         1996
                                                                       ----         ----
ASSETS (Note 8)
CURRENT ASSETS:
   Cash and cash equivalents                                       $   4,029    $   3,794
   Accounts receivable, net of allowance for bad debts of
     $406 and $208, respectively (Note 13)                            44,059       31,027
   Inventories (Note 4)                                               37,254       29,443
   Deferred tax assets (Note 10)                                       1,615        1,218
   Prepaid expenses and other current assets                           1,288        1,076
                                                                   ---------    ---------
           Total current assets                                       88,245       66,558

PROPERTY, PLANT AND EQUIPMENT, Net (Note 5)                           13,958       14,157

DEFERRED TAX ASSETS (Note 10)                                         48,777       52,858

OTHER ASSETS (Note 6)                                                 20,344        7,964
                                                                   ---------    ---------
TOTAL                                                              $ 171,324    $ 141,537
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 8)                      $  13,993    $  20,231
   Accounts payable                                                   16,534       10,313
   Accrued expenses and other current liabilities (Note 7)            10,208        8,882
                                                                   ---------    ---------
           Total current liabilities                                  40,735       39,426

LONG-TERM DEBT, less current portion (Note 8)                        100,245      100,423
                                                                   ---------    ---------
           Total liabilities                                         140,980      139,849
                                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY (Notes 1 and 9):
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
     none issued                                                          --           --
   Common stock, $1.00 par value; 75,000,000 shares authorized;
     27,320,100 shares outstanding as of December 31, 1997
     and 27,000,000 as of December 31, 1996                           27,320       27,000
   Additional paid-in capital                                        147,003      141,338
   Accumulated deficit                                              (143,979)    (166,650)
                                                                   ---------    ---------
           Total shareholders' equity                                 30,344        1,688
                                                                   ---------    ---------
TOTAL                                                              $ 171,324    $ 141,537
                                                                   =========    =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
(In thousands of dollars except per share amounts)
--------------------------------------------------------------------------------

                                                                 1997         1996         1995
                                                                 ----         ----         ----
NET SALES (Note 13)                                           $ 213,229    $ 170,075    $ 148,735
COST OF SALES                                                   120,947       99,827       89,932
                                                              ---------    ---------    ---------
GROSS PROFIT                                                     92,282       70,248       58,803
OPERATING EXPENSES                                               43,433       30,784       27,191
                                                              ---------    ---------    ---------
INCOME FROM OPERATIONS                                           48,849       39,464       31,612
                                                              ---------    ---------    ---------
OTHER (EXPENSE) INCOME:
   Interest income                                                  204          593          313
   Interest expense                                             (12,315)     (10,005)        (866)
   Transaction expenses (Note 1)                                     --         (400)        (656)
   Nonrecurring non-competition agreement expense (Note 1)           --      (15,300)          --
   Other                                                             27           32           61
                                                              ---------    ---------    ---------
                                                                (12,084)     (25,080)      (1,148)
                                                              ---------    ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES
AND EXTRAORDINARY ITEM                                           36,765       14,384       30,464
PROVISION FOR INCOME TAXES (Note 10)                             14,094          796          240
                                                              ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM                                 22,671       13,588       30,224
EXTRAORDINARY ITEM, net of income tax benefit of
   $1,134 (Note 1)                                                   --       (1,792)          --
                                                              ---------    ---------    ---------
NET INCOME                                                       22,671       11,796       30,224
PREFERRED STOCK DIVIDENDS                                            --        4,862           --
                                                              ---------    ---------    ---------
NET INCOME APPLICABLE TO COMMON STOCK                         $  22,671    $   6,934    $  30,224
                                                              =========    =========    =========
BASIC AND DILUTED INCOME PER SHARE (Note 9):
   Income before extraordinary item                           $    0.84    $    0.33    $    1.12
   Extraordinary item                                                --        (0.07)          --
                                                              ---------    ---------    ---------
   Net income                                                 $    0.84    $    0.26    $    1.12
                                                              =========    =========    =========
   Basic weighted average shares outstanding                     27,042       27,000       27,000
                                                              =========    =========    =========
   Diluted weighted average shares outstanding                   27,078       27,000       27,000
                                                              =========    =========    =========
PRO FORMA RELATING TO CHANGE IN TAX STATUS
   (Note 1):
   Historical income before provision for income taxes and
     extraordinary item                                                    $  14,384    $  30,464
   Pro forma provision for income taxes                                        5,466       12,060
                                                                           ---------    ---------
   Pro forma income relating to change in tax status before
     extraordinary item                                                        8,918       18,404
   Extraordinary item                                                         (1,792)          --
                                                                           ---------    ---------
   Pro forma net income relating to change in tax status                       7,126       18,404
   Preferred Stock dividends                                                   4,862           --
                                                                           ---------    ---------
   Pro forma net income relating to change in tax status
     applicable to common stock                                            $   2,264    $  18,404
                                                                           =========    =========
PRO FORMA BASIC AND DILUTED INCOME PER SHARE
   (Note 9):
   Income before extraordinary item                                        $    0.15    $    0.68
   Extraordinary item                                                          (0.07)          --
                                                                           ---------    ---------
   Net income                                                              $    0.08    $    0.68
                                                                           =========    =========
   Basic and diluted weighted average shares outstanding                      27,000       27,000
                                                                           =========    =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
(In thousands except share data)
--------------------------------------------------------------------------------

                                                        Common Stock         Additional     Retained
                                                   -----------------------     Paid-In      Earnings
                                                     Shares       Amount       Capital      (Deficit)       Total
                                                   ----------   ----------   ----------    ----------    ----------
Balance at January 1, 1995                            450,000   $      450   $       68    $   48,153    $   48,671

Net income                                                 --           --           --        30,224        30,224

Distributions to shareholders                              --           --           --       (23,490)      (23,490)
                                                   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1995                          450,000          450           68        54,887        55,405

Net income                                                 --           --           --        11,796        11,796

Distributions to shareholders                              --           --           --        (8,929)       (8,929)

Issuance of common stock (Note 1)                     550,000          550        4,950            --         5,500

Repurchase of shareholders' common
   stock and recapitalization including
   income tax effects (Note 1)                             --           --       68,654      (219,542)     (150,888)

Additional shares issued in 18.5 for 1
   stock split effected in the form of
   a stock dividend (Note 9)                       17,500,000       17,500      (17,500)           --            --

Dividends on Preferred Stock                               --           --           --        (4,862)       (4,862)

Initial public offering of common stock             8,500,000        8,500       85,166            --        93,666
                                                   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1996                       27,000,000       27,000      141,338      (166,650)        1,688

Net income                                                 --           --           --        22,671        22,671

Shares issued in connection with the acquisition
   of Changes International (Note 3)                  312,500          312        5,547            --         5,859

Shares issues in connection with the
   exercise of stock options and related
   tax benefit                                          7,600            8          118            --           126
                                                   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1997                       27,320,100   $   27,320   $  147,003    $ (143,979)   $   30,344
                                                   ==========   ==========   ==========    ==========    ==========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
(In thousands of dollars)
--------------------------------------------------------------------------------

                                                                      1997         1996         1995
                                                                      ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  22,671    $  11,796    $  30,224
   Adjustment to reconcile net income to net cash provided
     by operating activities:
     Extraordinary item                                                   --        1,792           --
     Depreciation and amortization                                     1,949        1,880        1,011
     Gain on sale of equipment                                            (3)          --          (58)
     Bad debt expense                                                    200          125          169
     Deferred income taxes                                             3,684       (3,484)          --
     Nonrecurring non-competition agreement expense                       --       15,300           --
     Changes in operating assets and liabilities (net of effect of business acquired):
       Accounts receivable                                           (13,232)      (6,780)      (6,649)
       Inventories                                                    (7,093)      (4,170)      (2,541)
       Prepaid expenses and other current assets                        (212)        (204)         307
       Accounts payable                                                5,494        3,459        3,242
       Accrued expenses and other current liabilities                 (2,047)       5,758        1,123
                                                                   ---------    ---------    ---------
              Net cash provided by operating activities               11,411       25,472       26,828
                                                                   ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                         (3,726)          --           --
   Maturities of marketable securities                                    --          201        1,178
   Proceeds from sales of property, plant and equipment                3,099           10          825
   Acquisition of property, plant and equipment                       (3,842)      (2,252)      (2,641)
   (Increase) decrease in other assets                                  (417)         411            6
                                                                   ---------    ---------    ---------
              Net cash used in investing activities                   (4,886)      (1,630)        (632)
                                                                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                         --      173,000        4,685
   Proceeds from issuance of Preferred Stock                              --       67,000           --
   Dividends on Preferred Stock                                           --       (4,862)          --
   Distributions to shareholders                                          --       (8,929)     (23,490)
   Payments of debt                                                   (6,270)     (61,002)      (5,056)
   Redemption of Preferred Stock                                          --      (67,000)          --
   Issuance of common stock                                              126        5,500           --
   Repurchase of shareholders' common stock and recapitalization          --     (216,780)          --
   Net proceeds from initial public offering of common stock              --       93,666           --
   Payment of financing costs                                             --       (8,450)          --
   Principal payments of capital lease obligations                      (146)        (136)        (125)
                                                                   ---------    ---------    ---------
              Net cash used in financing activities                   (6,290)     (27,993)     (23,986)
                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                     235       (4,151)       2,210
Cash and cash equivalents at beginning of year                         3,794        7,945        5,735
                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year                           $   4,029    $   3,794    $   7,945
                                                                   =========    =========    =========
Supplemental disclosures of cash flow information:
Cash paid during the years for:
     Interest                                                      $  12,251    $   8,020    $     853
                                                                   =========    =========    =========
     Income taxes                                                  $   9,726    $   3,063    $     216
                                                                   =========    =========    =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
(Dollar amounts are in thousands of dollars)
--------------------------------------------------------------------------------

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

      On February 27, 1996, Twinlab Corporation (formerly TLG Laboratories Holding Corp.) ("Twinlab") was incorporated in contemplation of the Acquisition (as hereinafter defined). The accompanying consolidated financial statements include the accounts of Twinlab and subsidiaries (the "Company") after giving retroactive effect, in a manner similar to a pooling of interests, to the merger of the Companies pursuant to the Acquisition.

      The shareholders of the Companies entered into a stock purchase and sale agreement dated as of March 5, 1996 and which was consummated on May 7, 1996 pursuant to which (i) Green Equity Investors II, L.P. ("GEI") acquired 8,880,000 shares (adjusted for the 18.5 for 1 stock split - see
      Note 9a) (48 percent) of the common stock of Twinlab for aggregate consideration of $4,800 and shares of 11.25 percent non-voting junior redeemable preferred stock of Twinlab (the "Junior Preferred Stock") for aggregate consideration of $37,000, (ii) certain other investors acquired 1,295,000 shares (adjusted for the 18.5 for 1 stock split - see Note 9a) (7 percent) of the common stock of Twinlab (each of these other investors owns less than 5 percent of the common stock of Twinlab) for aggregate consideration of $700 and shares of 14 percent non-voting senior redeemable preferred stock of Twinlab for aggregate consideration of $30,000 (the "Senior Preferred Stock", and together with the Junior Preferred Stock, the "Preferred Stock"), (iii) certain of the shareholders of the Companies (the "Continuing Shareholders") exchanged certain of their shares of common stock of Natur-Pharma for 8,325,000 shares (adjusted for the 18.5 for 1 stock split - see Note 9a) (45 percent) of the outstanding shares of common stock of Twinlab, valued at $4,500, (iv) Twinlab purchased all of the remaining shares of common stock of Natur-Pharma from the existing shareholders for cash, resulting in Natur-Pharma becoming a wholly-owned subsidiary of Twinlab, (v) Old Twin, Alvita, Export, Specialty, and B. Bros. merged into Natur-Pharma and ARP merged with Natur-Pharma II, Inc., a wholly-owned subsidiary of Natur-Pharma (the surviving entity in such merger is referred to herein as "ARP"), and (vi) in connection with such mergers, the existing shareholders received cash in consideration for all their shares of capital stock of Old Twin, Alvita, Export, Specialty, B. Bros., and ARP. The total cash consideration that the existing shareholders received was approximately $212,500, approximately $15,300 of which represented consideration for non-competition agreements with each of the existing shareholders, which was recognized as a nonrecurring expense upon the consummation of the Acquisition. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (which provided for a term loan facility in the amount of $53,000 and a revolving credit facility in the amount of $15,000) (the "Original Credit Facility") and issued $100,000 aggregate principal amount of senior subordinated notes in a private placement (the "Note Offering", and, collectively with the Acquisition and the Original Credit Facility, the "Transactions"), which notes were subsequently exchanged in October 1996 for publicly registered notes. The net cash proceeds of the Note Offering were used, together with borrowings under the Original Credit Facility, the proceeds from the issuance of the common stock and Preferred Stock of Twinlab and available cash of the Company, to finance the Acquisition, to refinance approximately $7,000 aggregate principal amount of debt of the Company and to pay related fees and expenses. In connection with the Acquisition, Natur-Pharma's name was changed to Twin Laboratories Inc. ("Twin"). In connection with the Transactions, the Company has expensed $400 and $656 of professional fees for the year ended December 31, 1996 and 1995, respectively (the "Transaction Expenses").

      Because the Acquisition did not result in a change in control as defined in Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions" ("EITF 88-16"), the transactions were accounted for as a recapitalization under the guidance of EITF 88-16 and the Companies' historical basis of accounting were applied to the consolidated financial statements of Twinlab.

      The Company manufactures and markets high quality nutritional products, including a complete line of vitamins, minerals, and nutraceuticals, antioxidants, fish and marine oils and sports nutrition supplements through its Twinlab Division; a full line of herbs and phytonutrients through its Nature's Herbs Division; herbal teas through its Alvita Division; and a line of nutritional supplements through its network marketing subsidiary, Changes International of Fort Walton Beach, Inc. ("Changes International"). Twinlab Corporation also publishes "All Natural Muscular Development", a sports and fitness magazine, and health and fitness related books, audios, and newsletters through its publishing subsidiary, ARP.

      The following unaudited pro forma results of operations assume the Transactions occurred on January 1, 1995 and excludes the effect of (i) the nonrecurring non-competition agreement expense, and (ii) the Transaction Expenses, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions in fact occurred on January 1, 1995. 1996 1995

                                                              1996       1995
                                                            --------   --------
            Net sales                                       $170,075   $148,735
            Interest expense                                  15,395     15,684
            Income before extraordinary item                  14,942      9,418
            Basic and diluted income before extraordinary
              item per share                                    0.55       0.35
            Weighted average shares outstanding
              (in thousands)                                  27,000     27,000

      On November 15, 1996, the Company consummated an initial public offering of common stock (the "IPO"), with the sale to the public of 8,500,000 shares of common stock at $12.00 per share. In connection with the consummation of the IPO, the Company entered into an amended credit agreement which provides for a revolving credit facility of $50,000 (the "Revolving Credit Facility") (see Note 8). The net proceeds to the Company of the IPO of approximately $93,666 (after underwriters' discounts of $6,630 and offering expenses of $1,704), together with available cash resources of the Company and approximately $20,000 of borrowings under the Revolving Credit Facility, were used to repay all of the Company's outstanding indebtedness under the term loan contained in the Original Credit Facility, plus accrued and unpaid interest thereon of approximately $233, and to redeem all of the outstanding shares of Preferred Stock having an aggregate liquidation preference of $67,000, plus accrued and unpaid dividends thereon of approximately $4,862 (the "Repayments"). In connection with the prepayment of outstanding indebtedness under the term loan facility and the establishment of the Revolving Credit Facility, the Company recorded an extraordinary charge representing the write-off of previously deferred finance costs incurred in connection with the Original Credit Facility of approximately $1,792 (net of tax benefit of $1,134).

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

                                                       1996       1995
                                                     --------   --------
            Net sales                                $170,075   $148,735
            Interest expense                           12,372     12,355
            Net income                                 16,729     11,429
            Basic and diluted net income per share       0.62       0.42
            Weighted average shares outstanding
              (in thousands)                           27,000     27,000

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

      d. Property, plant and equipment - Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets which range from three to forty years. Amortization of leasehold improvements is computed by the straight-line method over the shorter of the estimated useful lives of the related assets or lease term.


                                      F-8
f

      e. Intangible assets - Trademarks are being amortized on the straight-line method over their expected lives, not to exceed forty years. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on the straight-line method over periods ranging from twenty to forty years. Other intangible assets acquired in connection with Changes International are being amortized on the straight-line method over five years.

      f. Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      g. Revenue recognition - Revenue from product sales is recognized at the time of shipment to the customer. Revenue from magazine subscriptions is recorded as deferred revenue at the time of sale and a pro rata share is included in revenue as magazines are delivered to subscribers. Advertising revenue is recognized when the related magazines are issued.

      h. Research and development expenses - The Company charges research and development expenses to operations as incurred. Research and development expenses were $1,095, $1,119 and $1,140 for the years ended December 31, 1997, 1996 and 1995, respectively.

      i. Earnings per share - The Company retroactively adopted SFAS No. 128, "Earnings Per Share" during 1997. SFAS No. 128 changed the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share. The adoption of SFAS No. 128 did not have a material impact on the Company's income per share.

      j. Impairment of long-lived assets - In accordance with SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

      k. Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      l. Reclassifications - Certain prior year balances have been reclassified to conform with current year classifications.

3.    ACQUISITION

      In November 1997, the Company acquired all of the outstanding shares of Changes International. Changes International is a network marketer of nutritional supplements. The Company paid $7,888 in cash, including acquisition costs, and issued 312,500 shares of its common stock (which had a market value of approximately $5,859 on the date of the acquisition).

      This acquisition has been accounted for as a purchase and, accordingly, the results of Changes International are included in the consolidated statements of income of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated on a preliminary basis to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $10,768 is being amortized over 20 years. The following unaudited pro forma information assumes that the acquisition of Changes International had occurred as of January 1, 1996, including the impact of the amortization expense associated with intangible assets acquired, increased interest expense on acquisition debt and related income tax effects. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the acquisition, in fact, occurred on January 1, 1996.

                                                            1997       1996
                                                          --------   --------
            Net sales                                     $247,636   $189,879
            Net income                                      23,628     11,154
            Basic and diluted net income per share            0.87       0.23
            Diluted weighted average shares outstanding
              (in thousands)                                27,391     27,313

4.    INVENTORIES

      Inventories consist of the following:

                                                1997          1996
                                               -------       -------
            Raw materials                      $16,340       $10,802
            Work in process                      7,393         8,712
            Finished goods                      13,521         9,929
                                               -------       -------
                 Total                         $37,254       $29,443
                                               =======       =======

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                 1997      1996
                                                               -------   -------
            Land, building and leasehold improvements          $12,322   $12,197
            Plant equipment                                      7,461     7,006
            Office equipment                                     2,606     2,292
            Automobiles                                             33        12
                                                               -------   -------
                                                                22,422    21,507
            Less:  accumulated depreciation and amortization     8,464     7,350
                                                               -------   -------
              Property, plant and equipment - net              $13,958   $14,157
                                                               =======   =======
              Depreciation and amortization expense            $ 1,120   $ 1,121
                                                               =======   =======

      Included in plant equipment at December 31, 1997 and 1996 are assets held under capital leases with net carrying values totaling $206 and $343, respectively. Accumulated amortization on these assets at December 31, 1997 and 1996 was $480 and $343, respectively.

6.    OTHER ASSETS

      Other assets consist of the following:

                                                                           1997      1996
                                                                         -------   -------
            Goodwill and related intangible assets, net of accumulated
              amortization of $274 and $131, respectively                $13,197   $   573
            Deferred finance costs, net of accumulated amortization
              of $872 and $321, respectively                               4,337     4,915
            Trademarks, net of accumulated amortization of $324
              and $213, respectively                                       1,391     1,400
            Other                                                          1,419     1,076
                                                                         -------   -------
                   Total                                                 $20,344   $ 7,964
                                                                         =======   =======

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                        1997      1996
                                                      -------   -------
            Accrued salaries, employee benefits and
              payroll taxes                           $ 2,477   $ 1,957
            Other                                       7,731     6,925
                                                      -------   -------
                 Total                                $10,208   $ 8,882
                                                      =======   =======

8.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                   1997       1996
                                                                 --------   --------
            Revolving Credit Facility (a)                        $ 13,750   $ 20,000
            Senior subordinated notes (b)                         100,000    100,000
            Note payable to a power authority, payable
              in monthly installments of $2, including
              interest at 6.38 percent, maturing February 2011        266        277
            Obligations under capital lease                           158        304
            Other                                                      64         73
                                                                 --------   --------
                                                                  114,238    120,654
            Less:  current portion                                 13,993     20,231
                                                                 --------   --------
              Total                                              $100,245   $100,423
                                                                 ========   ========

      (a) The Revolving Credit Facility expires on May 7, 2002 and provides for borrowings up to $50,000. Borrowings under the Revolving Credit Facility bear interest, at the Company's discretion, at either the Alternative Base Rate, as defined, or at the Eurodollar Rate (maximum six-month term), plus a margin of 1.25 percent, as defined. The effective interest rate on borrowings under the Revolving Credit Facility ranged from 6.75 to 8.5 percent as of December 31, 1997. Interest rates are subject to increases or reduction based upon Twin's meeting certain financial tests. The proceeds of the Revolving Credit Facility are available for working capital requirements and for general corporate purposes, including up to $35,000 of which is available to fund permitted acquisitions, as defined, subject to certain conditions and reductions. (At December 31, 1997, approximately $21,250 of this portion of the Revolving Credit Facility was available to fund permitted acquisitions). A portion of the Revolving Credit Facility not to exceed $15,000 is available for the issuance of letters of credit which generally have an initial term of one year or less. The Revolving Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of Twin and its direct subsidiaries and is guaranteed by Twinlab, ARP, and Changes International. In addition, the Revolving Credit Facility contains certain restrictive covenants including, among other things, the maintenance of certain debt coverage ratios, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 1997.

      (b) The senior subordinated notes mature on May 15, 2006 and bear interest at a rate of 10-1/4 percent per annum. The senior subordinated notes are jointly and severally guaranteed by Twinlab, ARP, and Changes International on a full and unconditional unsecured senior subordinated basis. The senior subordinated notes are callable after five years at a premium to par which declines to par after eight years. Until May 15, 1999, Twin has the option to redeem up to 35 percent of the subordinated notes with the proceeds of a public offering at a redemption price of 109-1/2 percent. Upon a change of control, as defined, Twin is required to offer to redeem the subordinated notes at 101 percent of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the indenture governing the subordinated notes (the "Note Indenture") include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 1997.

            The Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances or other distributions of assets to Twinlab, except in certain limited circumstances.

            Maturities of long-term debt are as follows:

                  Year Ending December 31,
                  ------------------------
                            1998                         $ 13,993
                            1999                               14
                            2000                               15
                            2001                               16
                            2002                               17
                            Thereafter                    100,183
                                                         --------
                            Total                        $114,238
                                                         ========

            The carrying amount of the Company's debt approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

9.    SHAREHOLDERS' EQUITY

      (a) Changes in authorized capital and stock split - In July 1996, the Board of Directors (the "Board") and the stockholders authorized an increase in the number of common shares authorized to 75,000,000 and an increase in the number of shares of preferred stock authorized to 2,000,000, which preferred stock may be issued by the Board on such terms and with such rights, preferences and designations as the Board may determine, without further stockholder action. Prior to the IPO, on November 15, 1996, the Board authorized a stock split (effected in the form of a stock dividend) of all issued and outstanding common shares at the rate of
            18.5 for 1, which increased the number of issued and outstanding shares from 1,000,000 to 18,500,000. The stock split and the change in authorized common stock have been retroactively reflected for purposes of calculating income per share for all periods presented herein.

      (b) Stock incentive plan - In November 1996, the Board and stockholders of the Company approved and adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a total of up to 400,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1996 Plan. Awards under the 1996 Plan may be made in the form of (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) performance shares. Options become exercisable over five years from the date of grant at the rate of 20 percent of the grant each year and expire up to ten years after the date of grant. On November 14, 1996, the Board granted 120,000 nonqualified stock options under the 1996 Plan to certain key persons at an exercise price equal to the initial public offering price of $12.00 per share.

            The following table sets forth summarized information concerning the Company's stock options:

                                                                                                Weighted
                                                                                                Average
                                                                  Number       Exercise         Exercise
                                                                 of Shares   Price Range         Price
                                                                 ---------   -----------         -----
               Balance, January 1, 1996                               --        $   --          $   --
               Granted                                           120,000        $12.00          $12.00
                                                                --------    ---------------     ------
               Balance, December 31, 1996                        120,000        $12.00          $12.00
               Granted                                            56,000    $18.13 - $19.38     $19.24
               Canceled or expired                                (6,000)       $12.00          $12.00
               Exercised                                          (7,600)       $12.00          $12.00
                                                                --------    ---------------     ------
               Balance, December 31, 1997                        162,400    $12.00 - $19.38     $14.50
                                                                ========    ===============     ======
            Shares exercisable at December 31, 1997               10,400                        $12.00
                                                                ========                        ======
            Shares reserved for issuance at December 31, 1997    392,400
                                                                ========

            Significant option groups outstanding at December 31, 1997 and related weighted average price and life information were as follows:

                                Weighted
                                 Average     Weighted                 Weighted
                                Remaining     Average                  Average
   Range of         Number     Contractual   Exercise     Number      Exercise
Exercise Price    Outstanding     Life         Price    Exercisable     Price
--------------    -----------  -----------   --------   -----------   --------
   $12.00           106,400        8.9         $12.00     10,400       $12.00
$18.13 - $19.38      56,000        9.8         $19.24         --          N/A

            The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and selected interpretations in accounting for the 1996

            Plan. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plan. Had compensation cost for the Company's 1996 Plan been determined based upon the fair value at the grant date for awards under the 1996 Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's net income would have been reduced by approximately $188 and $14 in 1997 and 1996, respectively. The weighted average fair value of the options granted during 1997 and 1996 is estimated at $10.89 and $6.81 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for 1997 and 1996, respectively: volatility of 46 percent and 45 percent, risk-free interest rate of 5.75 percent and 6.09 percent, and an expected life of seven years.

      c. Net income per share - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic income per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive outstanding common stock options. The calculation for income before extraordinary item per share for each of the three years ended December 31, 1997 was as follows:

                                   1997                                1996                                  1995
                      -------------------------------------------------------------------------------------------------------------
                                            Per-Share                               Per-Share                             Per-Share
                       Income     Shares      Amount      Income      Shares         Amount      Income     Shares         Amount
                      -------------------------------------------------------------------------------------------------------------
                                                         In thousands, except per share data)
                      -------------------------------------------------------------------------------------------------------------
Income before
 extraordinary item   $ 22,671                           $ 13,588                               $ 30,224

Less: Preferred
 dividends                  --                             (4,862)                                    --
                      --------                           --------                               --------

Basic income per
 share
 Income before
 extraordinary item     22,671     27,042   $     0.84      8,726      27,000(a)   $     0.33     30,224     27,000(a)   $     1.12
                                            ==========                             ==========                            ==========
Effect of Dilutive
 Securities:
 Options                    --         36                      --          --                         --         --
                      --------   --------                --------    --------                   --------   --------
Diluted income per
 share
 Income before
 extraordinary item   $ 22,671     27,078   $     0.84   $  8,726      27,000      $     0.33   $ 30,224     27,000      $     1,12
                      ========   ========   ==========   ========    ========      ==========   ========   ========      ==========

      (a) Amount assumes, as outstanding for the entire year, the 10,175,000 shares (adjusted for the 18.5 for one stock split - see Note 9a) issued in connection with the Acquisition and the 8,500,000 shares issued in connection with the IPO (see Note 1).

10.   INCOME TAXES

      Prior to the consummation of the Acquisition, all of the Companies were "S" corporations and as such Federal and state taxes were generally paid at the shareholder level only. The provision for income taxes for the year ended December 31, 1995 and through the consummation of the Acquisition on May 7, 1996 represents state taxes for those states that impose a tax on "S" corporations.

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

      The provision for (benefit from) income taxes consists of the following:

                                      1997        1996        1995
                                    --------    --------    --------
            Current:
              Federal               $  8,916    $  3,662    $     --
                                    --------    --------    --------
              State and local          1,494         618         240
                                    --------    --------    --------
                                      10,410       4,280          --
                                    --------    --------    --------
            Deferred:
              Federal                  3,515      (3,108)         --
              State and local            169        (376)         --
                                    --------    --------    --------
                                       3,684      (3,484)         --
                                    --------    --------    --------
                                    $ 14,094    $    796    $    240
                                    ========    ========    ========

      The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pre-tax income):

                                                   1997    1996     1995
                                                   ----    ----     ----
            Statutory Federal income tax rate      35.0%   34.0%    34.0%
            State and local income taxes (net of
              Federal tax benefit)                  2.9     1.1      0.8
            Exempt income due to "S" Corporation
              status                                 --    (26.8)   (34.0)
            Other                                   0.4    (2.8)      --
                                                   ----    ----     ----
            Effective tax rate                     38.3%    5.5%     0.8%
                                                   ====    ====     ====

      At December 31, 1997 and 1996, the deferred tax assets, which required no valuation allowance, consisted of:

                                                    1997       1996
                                                  -------    -------
            Accounts receivable                   $ 1,099    $   856
            Inventories                               380        238
            Property, plant and equipment              34        464
            Intangible and other assets            48,743     52,394
            Other                                     136        124
                                                  -------    -------
                                                  $50,392    $54,076
                                                  =======    =======

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

      Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain limitations, and the Company will match 50 percent of an employee's contribution. Total provisions with respect to these plans approximated $375, $164 and $287 for the years ended December 31, 1997, 1996 and 1995, respectively.

12.   COMMITMENTS AND CONTINGENCIES

      a. Leases - The Company leases certain warehouse space and equipment under operating leases. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental payments may be adjusted for increases in taxes and other costs above specific amounts. Rental expense charged to operations for the years ended December 31, 1997, 1996 and 1995 was approximately $1,874, $1,579, and $1,370, respectively.

            Future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                  Year Ending December 31,
                  ------------------------
                         1998                        $ 3,089
                         1999                          2,408
                         2000                          2,300
                         2001                          1,813
                         2002                          1,697
                         Thereafter                    1,828
                                                     -------
                         Total                       $13,135
                                                     =======

            During 1997, the Company entered into several agreements for the sale and leaseback of certain production equipment. The Company received $3,099 which approximated the net book value of the assets sold. These leases have been classified as operating leases.

      b. Legal matters - The Company, like various other participants in the nutritional supplement industry, has been a defendant in court actions seeking damages for alleged personal injuries resulting from products containing allegedly contaminated added manufactured L-Tryptophan. To date, 132 of the 133 suits in which the Company was a named defendant (the "L-Tryptophan Actions") have been dismissed or settled at no cost to the Company pursuant to an indemnification agreement (the "Indemnification Agreement") between the Company and a U.S. subsidiary of the Japanese manufacturer of the allegedly contaminated ingredient. The Company believes, after consultation with outside counsel, that few new lawsuits are likely to be brought in view of applicable statutes of limitation. Based upon consultation with outside counsel, the Company also believes that , in light of the Indemnification Agreement and the resolution of virtually all of the L-Tryptophan Actions at no cost to the Company, the prospect of the remaining L-Tryptophan Actions and any possible future actions having a material adverse effect on the Company's consolidated financial statements is remote. The Company no longer markets any products containing added manufactured L-Tryptophan.

            The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters will not have a material adverse effect on the consolidated financial statements.

13.   MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

      The Company has two significant customers which accounted for approximately 19 and 23 percent, respectively, of net sales for 1997; 25 and 20 percent, respectively, of net sales for 1996; and 27 and 21 percent, respectively, of net sales for 1995. No other customer accounted for more than 10 percent of net sales in any of the three years ended December 31, 1997.

      The Company's customers are primarily large independent distributors of health food products. At December 31, 1997 and 1996, approximately 58 and 64 percent, respectively, of accounts receivable related to two customers.

14.   CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

      As noted in Note 8b, the Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances, or other distributions to Twinlab, except in certain limited circumstances. After giving retroactive effect, in a manner similar to a pooling of interests, to the merger of the Companies pursuant to the Acquisition, the condensed financial information of Twinlab, on a stand-alone basis, is as follows (because Twinlab had no cash prior to the consummation of the Acquisition, no condensed statement of cash flows is presented for the year ended December 31, 1995):

            Condensed Balance Sheets
                                                                                   1997         1996
                                                                                ---------    ---------
              Assets
              Cash                                                              $     169    $     162
              Investment in subsidiaries                                           30,175        1,526
                                                                                ---------    ---------
                                                                                $  30,344    $   1,688
                                                                                =========    =========
              Shareholders' Equity
              Preferred stock, $.01 par value; 2,000,000
                shares authorized; none issued                                  $      --    $      --
              Common stock ($1.00 par value; 75,000,000
                shares authorized; 27,320,100 and 27,000,000
                shares outstanding, respectively)                                  27,320       27,000
              Additional paid-in capital                                          147,003      141,338
              Accumulated deficit                                                (143,979)    (166,650)
                                                                                ---------    ---------
                                                                                $  30,344    $   1,688
                                                                                =========    =========

            Condensed Statements of Income
                                                                                   1997         1996         1995
                                                                                ---------    ---------    ---------
              Equity interest in net income of subsidiaries                     $  22,856    $  11,742    $  30,224
              Interest income                                                           7           54           --
                                                                                ---------    ---------    ---------
              Income before provision for income taxes                             22,863       11,796       30,224
              Provision for income taxes                                              192           --           --
                                                                                ---------    ---------    ---------
              Net income                                                        $  22,671    $  11,796    $  30,224
                                                                                =========    =========    =========

            Condensed Statements of Cash Flows
                                                                                   1997         1996
                                                                                ---------    ---------
              CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income                                                      $  22,671    $  11,796
                                                                                ---------    ---------
              CASH FLOWS FROM INVESTING ACTIVITIES:
                Equity investment in subsidiaries                                 (19,064)     119,771
                                                                                ---------    ---------
              CASH FLOWS FROM FINANCING ACTIVITIES:
                Purchase of business, net of cash acquired                         (3,726)          --
                Proceeds from issuance of Preferred Stock                              --       67,000
                Dividends on Preferred Stock                                           --       (4,862)
                Distributions to shareholders                                          --       (8,929)
                Redemption of Preferred Stock                                          --      (67,000)
                Issuance of common stock                                              126        5,500
                Repurchase of shareholders' common stock and recapitalization          --     (216,780)
                Proceeds from initial public offering of common stock                  --       93,666
                                                                                ---------    ---------
                      Net cash used in financing activities                        (3,600)    (131,405)
                                                                                ---------    ---------
              Net increase in cash                                                      7          162
              Cash at beginning of year                                               162           --
                                                                                ---------    ---------
              Cash at end of year                                               $     169    $     162
                                                                                =========    =========

      Twin is a direct wholly-owned subsidiary of Twinlab. ARP and Changes International are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP and Changes International have provided joint and several full and unconditional senior subordinated guarantees of the senior subordinated notes of Twin (see Note 8b).

      The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in Twin and, through Twin, in ARP and Changes International. Twin has no direct or indirect subsidiaries other than ARP and Changes International; Twin has no other stockholder than Twinlab. Accordingly, the Company has determined that separate financial statements of Twin, ARP and Changes International would not be material to investors and, therefore, are not included herein.

      Summarized financial information of Twin is as follows:

                                        1997       1996       1995
                                      --------   --------   --------
            Current assets            $ 88,077   $ 68,100   $ 58,663
            Noncurrent assets           83,079     74,979     16,646
            Current liabilities         44,825     39,426     14,233
            Noncurrent liabilities     100,245    100,423      5,671
            Shareholder's equity        26,086      3,230     55,405
            Net sales                  213,229    170,075    148,735
            Gross profit                92,282     70,248     58,803
            Net income                  22,856     11,742     30,224

            Summarized financial information of ARP is as follows:

                                          1997      1996      1995
                                        -------   -------   -------
            Current assets              $ 1,399   $ 1,577   $ 1,266
            Noncurrent assets               193       182       168
            Current liabilities             568     1,200     1,211
            Noncurrent liabilities           --        --        --
            Shareholder's equity          1,024       559       223
            Net sales                     5,661     5,862     5,200
            Gross profit                  1,329       886       259
            Net income (loss)               465       392      (128)

            Summarized financial information of Changes International is as follows:

                                                               1997
                                                             -------
            Current assets                                   $ 4,005
            Noncurrent assets                                 13,026
            Current liabilities                                3,010
            Noncurrent liabilities                                --
            Shareholder's equity                              14,021
            Net sales                                          7,037
            Gross profit                                       5,854
            Net income                                           273

15.   SUBSEQUENT EVENTS (UNAUDITED)

      a. Proposed Public Offering - In February 1998, the Company determined to work towards a proposed public offering of the Company's common stock (the "Offering") on a firm commitment basis. The proposed Offering contemplates that a total of 8,000,000 shares of common stock will be offered to the public, of which 4,000,000 will be sold by certain of the Company's stockholders. The net proceeds to the Company from the Offering are estimated to be approximately $127,900. Of the net proceeds to the Company, approximately $56,500 will be used to pay the purchase price for the Bronson Acquisition (as defined in Note 15.b.), including related fees and expenses; approximately $40,100 will be used to exercise the Company's option to redeem $35,000 of the senior subordinated notes at a redemption price of 109-1/2 percent, plus accrued and unpaid interest; and approximately $5,600 will be used to reduce outstanding borrowings under the Revolving Credit Facility, including accrued and unpaid interest. The remaining net proceeds to the Company will be used for working capital and other general corporate purposes.

      b. Potential Acquisition - On March 17, 1998, the Company entered into a definitive agreement to acquire substantially all of the assets and assume certain liabilities of the Bronson division ("Bronson") of Jones Medical Industries, Inc. (the "Bronson Acquisition"). The Company expects that the closing of the Bronson Acquisition will occur during the second quarter of fiscal 1998. Bronson's net sales and operating income for the fiscal year ended December 31, 1997 were approximately $32,105 and $9,505, respectively. The purchase price is $55,000 in cash (excluding related fees and expenses), subject to certain adjustments, which the Company intends to finance with a portion of the net proceeds of the Offering. In the event the Offering is not consummated, the Company would seek to amend its Revolving Credit Facility to increase the permitted borrowings and to finance the Bronson Acquisition with borrowings thereunder.

                                                                     SCHEDULE II

Twinlab CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
--------------------------------------------------------------------------------

       COLUMN A                 COLUMN B          COLUMN C           COLUMN D     COLUMN E
       --------                 --------          --------           --------     --------
                                                 Additions
                                           ----------------------
                                                       Charged to
                               Balance at  Charged to     Other                   Balance
                                beginning   Cost and    Accounts    Deductions   at end of
     Descriptions               of Period   Expenses   - describe   - describe    Period
     ------------               ---------   --------   ----------   ----------    ------
Year ended December 31, 1997:
  Allowance for bad debts         $ 208      $ 200        $ --       $    2(1)    $  406
                                  =====      =====        ====       ======       ======
  Reserve for excess and
    slow moving inventory         $ 625      $ 375        $ --       $   --       $1,000
                                  =====      =====        ====       ======       ======

Year ended December 31, 1996:
  Allowance for bad debts         $ 177      $ 125        $ --       $   94(1)    $  208
                                  =====      =====        ====       ======       ======
  Reserve for excess and
    slow moving inventory         $ 515      $ 625        $ --       $  515(1)    $  625
                                  =====      =====        ====       ======       ======

Year ended December 31, 1995:
  Allowance for bad debts         $  63      $ 169        $ --       $   55(1)    $  177
                                  =====      =====        ====       ======       ======
  Reserve for excess and
    slow moving inventory         $ 100      $ 415        $ --       $   --       $  515
                                  =====      =====        ====       ======       ======

(1) Amounts written off.

                                Exhibit Index
                                -------------

Number      Description of Exhibit

2.1     --  Stock Purchase and Sale Agreement, dated as of March 5, 1996, among
            David Blechman, Jean Blechman, Brian Blechman, Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman, Stephen Welling, the Registrant, Natur-Pharma Inc. and GEI (the "Stock Purchase and Sale Agreement") (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, dated June 4, 1996, as amended, filed by the Registrant, Registration No. 333-05191; "Twinlab S-1").

2.1.1   --  Amendment to the Stock Purchase and Sale Agreement, dated May 6,
            1996 (incorporated by reference to Exhibit 2.1.1 to Twinlab S-1).

3.1     --  Second Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, dated June 25, 1996, as amended, filed by Twin, Registration No. 333-06781; "Twin S-4").

3.2     --  Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.5 to Twin S-4).

4.1     --  Indenture, dated May 7, 1996, among Twin, and ARP and the Registrant
            (together, the "Guarantors"), and Fleet National Bank as Trustee, Registrar, Paying Agent and Securities Agent, regarding Twin's 10 1/4% Senior Subordinated Notes due 2006 and the 10 1/4% Senior Subordinated Notes due 2006 issued in exchange therefor (incorporated by reference to Exhibit 4.2 to Twin S-1).

4.2     --  First Supplemental Indenture, dated as of December 1, 1997, to the
            Indenture dated as of May 7, 1996, among Twin and ARP, Changes International and the

                            Exhibit Index (Con't)
                            ---------------------

            Registrant, as Guarantors and State Street Bank and Trust Company (as successor to Fleet National Bank), as Trustee regarding Twin's 10 1/4% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, dated March 17, 1998, Registration No. 333-48091).

10.1    --  Credit and Guarantee Agreement, dated May 7, 1996, among Twin, the
            Registrant, the financial institutions named therein, Chemical Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by reference to Exhibit 4.3 to Twinlab S-1).

10.2    --  Amended and Restated Credit and Guarantee Agreement, dated November
            15, 1996, among Twin, the Registrant, the financial institutions named therein, The Chase Manhattan Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Registrant's 1996 Annual Report on Form 10-K; the "1996 Annual Report").

10.3    --  Guarantee and Collateral Agreement, dated May 7, 1996, among the
            Registrant, Twin, and ARP in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Twinlab S-1).

10.4    --  Form of Revolving Credit Note (incorporated by reference to Exhibit
            10.4 to the 1996 Annual Report).

10.5    --  Form of Swing Line Note (incorporated by reference to Exhibit 10.5 to the 1996 Annual Report).

10.6    --  Deed of Trust, dated May 7, 1996 (the "Deed of Trust"), from Twin to
            First American Title Company of Utah, Trustee for the use and benefit of Chemical Bank, as Administrative Agent, Beneficiary (incorporated by reference to Exhibit 10.6 to Twinlab S-1).

10.7    --  Amendment to Deed of Trust, dated November 20, 1996, among Twin and
            The Chase Manhattan Bank (incorporated by reference to Exhibit 10.7 to the 1996 Annual Report).

10.8    --  Stockholders Agreement, dated May 7, 1996, among Brian Blechman,
            Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman and Stephen Welling, the Registrant and GEI (incorporated by reference to Exhibit 10.8 to Twinlab S-1).

10.9    --  Secondary Stockholders Agreement among Brian Blechman, Neil
            Blechman, Ross Blechman, Steve Blechman, Dean Blechman and Stephen Welling, the Registrant, GEI, DLJ Investment Funding, Inc., DLJ Investment Partners, L.P., Chase Equity Associates, L.P., PMI Mezzanine Fund, L.P. and State Treasurer of the State of Michigan, Custodian of the Michigan Public School Employees' Retirement System, State Employees' Retirement System, Michigan State Police Retirement System, and Michigan Judges Retirement System (incorporated by reference to Exhibit 10.9 to Twinlab S-1).

10.10   --  Employment Agreement, dated May 7, 1996, between Twin and Brian
            Blechman (incorporated by reference to Exhibit 10.10 to Twinlab
            S-1).

10.11   --  Employment Agreement, dated May 7, 1996, between Twin and Neil
            Blechman (incorporated by reference to Exhibit 10.11 to Twinlab
            S-1).

10.12   --  Employment Agreement, dated May 7, 1996, between Twin and Ross
            Blechman (incorporated by reference to Exhibit 10.12 to Twinlab
            S-1).

10.13   --  Employment Agreement, dated May 7, 1996, between Twin and Steve
            Blechman (incorporated by reference to Exhibit 10.13 to Twinlab
            S-1).

10.14   --  Employment Agreement, dated May 7, 1996, between Twin and Dean
            Blechman (incorporated by reference to Exhibit 10.14 to Twinlab
            S-1).

10.15   --  Employment Agreement, dated May 7, 1996, between Twin and Stephen
            Welling (incorporated by reference to Exhibit 10.15 to Twinlab S-1).

10.16   --  Consulting Agreement, dated May 7, 1996, between Twin and David
            Blechman (incorporated by reference to Exhibit 10.16 to Twinlab
            S-1).

                            Exhibit Index (Con't)
                            ---------------------

10.17   --  Consulting Agreement, dated May 7, 1996, between Twin and Jean
            Blechman (incorporated by reference to Exhibit 10.17 to Twinlab
            S-1).

10.18   --  Noncompetition Agreement, dated May 7, 1996, between Twin and David
            Blechman (incorporated by reference to Exhibit 10.18 to Twinlab
            S-1).

10.19   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Jean
            Blechman (incorporated by reference to Exhibit 10.19 to Twinlab
            S-1).

10.20   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Brian
            Blechman (incorporated by reference to Exhibit 10.20 to Twinlab
            S-1).

10.21   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Neil
            Blechman (incorporated by reference to Exhibit 10.21 to Twinlab
            S-1).

10.22   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Ross
            Blechman (incorporated by reference to Exhibit 10.22 to Twinlab
            S-1).

10.23   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Steve
            Blechman (incorporated by reference to Exhibit 10.23 to Twinlab
            S-1).

10.24   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Dean
            Blechman (incorporated by reference to Exhibit 10.24 to Twinlab
            S-1).

10.25   --  Noncompetition Agreement, dated May 7, 1996, between Twin and
            Stephen Welling (incorporated by reference to Exhibit 10.25 to Twinlab S-1).

10.26   --  Management Services Agreement, dated May 7, 1996, between Twin and
            Leonard Green & Partners, L.P. (incorporated by reference to Exhibit
            10.26 to Twinlab S-1).

10.27   --  Form of Restated Standard Indemnity Agreement, dated August 1992, between Twin and Showa Denko America, Inc. (incorporated by reference to Exhibit 10.28 to Twinlab S-1).

10.28   --  Form of SDR Guaranty Agreement, dated August 1992, between Twin and
            Showa Denko K.K. (incorporated by reference to Exhibit 10.29 to Twinlab S-1).

10.29   --  Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).

10.30   --  Stock Option Agreement, dated November 5, 1997, between the
            Registrant and John McCusker.**

10.31   --  Letter, dated October 7, 1997, between the Registrant and John
            McCusker.**

10.32   --  Construction Contract, dated February 27, 1998, between Twin and
            Interwest Construction Company, Inc.**

10.33   --  Lease, dated January 16, 1998, between Twin and Reckson Operating
            Partnership, L.P.*

10.34   --  Asset Purchase Agreement, dated as of March 17, 1998, among Jones
            Medical Industries, Inc., JMI-Phoenix Laboratories, Inc., Twin and Bronson Laboratories, Inc.**

21.1    --  List of Registrant's Subsidiaries.*

23.1    --  Consent of Deloitte & Touche LLP.*

27      --  Financial Data Schedule.*

------------
*   Filed herewith.
**  Paper copy filed; EDGAR copy to be filed by amendment.