Form 10-K/A
period 1997-12-31
TWINLAB CORP
filed 1998-03-24
CIK 1015868

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                Amendment No. 1

                                       to

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
[X]

For the fiscal year ended December 31, 1997

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

                                AMENDMENT NO. 1
                           TO THE FORM 10-K FILED BY
                     TWINLAB CORPORATION ON MARCH 20, 1998


         The following Exhibits were omitted from the Form 10-K filed by Twinlab Corporation on March 20, 1998, and such Form 10-K is hereby amended to include such exhibits as hereinafter set forth.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10.10   --  Employment Agreement, dated May 7, 1996, between Twin and Brian
            Blechman (incorporated by reference to Exhibit 10.10 to Twinlab
            S-1).

10.11   --  Employment Agreement, dated May 7, 1996, between Twin and Neil
            Blechman (incorporated by reference to Exhibit 10.11 to Twinlab
            S-1).

10.12   --  Employment Agreement, dated May 7, 1996, between Twin and Ross
            Blechman (incorporated by reference to Exhibit 10.12 to Twinlab
            S-1).

10.13   --  Employment Agreement, dated May 7, 1996, between Twin and Steve
            Blechman (incorporated by reference to Exhibit 10.13 to Twinlab
            S-1).

10.14   --  Employment Agreement, dated May 7, 1996, between Twin and Dean
            Blechman (incorporated by reference to Exhibit 10.14 to Twinlab
            S-1).

10.15   --  Employment Agreement, dated May 7, 1996, between Twin and Stephen
            Welling (incorporated by reference to Exhibit 10.15 to Twinlab S-1).

10.16   --  Consulting Agreement, dated May 7, 1996, between Twin and David
            Blechman (incorporated by reference to Exhibit 10.16 to Twinlab
            S-1).

10.17   --  Consulting Agreement, dated May 7, 1996, between Twin and Jean
            Blechman (incorporated by reference to Exhibit 10.17 to Twinlab
            S-1).

10.18   --  Noncompetition Agreement, dated May 7, 1996, between Twin and David
            Blechman (incorporated by reference to Exhibit 10.18 to Twinlab
            S-1).

10.19   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Jean
            Blechman (incorporated by reference to Exhibit 10.19 to Twinlab
            S-1).

10.20   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Brian
            Blechman (incorporated by reference to Exhibit 10.20 to Twinlab
            S-1).

10.21   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Neil
            Blechman (incorporated by reference to Exhibit 10.21 to Twinlab
            S-1).

10.22   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Ross
            Blechman (incorporated by reference to Exhibit 10.22 to Twinlab
            S-1).

10.23   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Steve
            Blechman (incorporated by reference to Exhibit 10.23 to Twinlab
            S-1).

10.24   --  Noncompetition Agreement, dated May 7, 1996, between Twin and Dean
            Blechman (incorporated by reference to Exhibit 10.24 to Twinlab
            S-1).

10.25   --  Noncompetition Agreement, dated May 7, 1996, between Twin and
            Stephen Welling (incorporated by reference to Exhibit 10.25 to Twinlab S-1).

10.26   --  Management Services Agreement, dated May 7, 1996, between Twin and
            Leonard Green & Partners, L.P. (incorporated by reference to Exhibit
            10.26 to Twinlab S-1).

10.27   --  Form of Restated Standard Indemnity Agreement, dated August 1992, between Twin and Showa Denko America, Inc. (incorporated by reference to Exhibit 10.28 to Twinlab S-1).

10.28   --  Form of SDR Guaranty Agreement, dated August 1992, between Twin and
            Showa Denko K.K. (incorporated by reference to Exhibit 10.29 to Twinlab S-1).

10.29   --  Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).

10.30   --  Stock Option Agreement, dated November 5, 1997, between the
            Registrant and John McCusker.***

10.31   --  Letter, dated October 7, 1997, between the Registrant and John
             McCusker.***

10.32   --  Construction Contract, dated February 27, 1998, between Twin and
            Interwest Construction Company, Inc.**

10.33   --  Lease, dated January 16, 1998, between Twin and Reckson Operating
            Partnership, L.P.*

10.34   --  Asset Purchase Agreement, dated as of March 17, 1998, among Jones
            Medical Industries, Inc., JMI-Phoenix Laboratories, Inc., Twin and Bronson Laboratories, Inc.***

21.1    --  List of Registrant's Subsidiaries.*

23.1    --  Consent of Deloitte & Touche LLP.*

27      --  Financial Data Schedule.*

------------
*   Previously filed.
**  Paper copy filed; EDGAR copy to be filed by amendment.
*** Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TWINLAB CORPORATION


                                        By: /s/ Ross Blechman
                                            -----------------------
                                                Ross Blechman
                                                Chairman of the Board, Chief
                                                Executive Officer and
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title(s)                                Date


/s/ Ross Blechman           Chairman of the Board, Chief          March 24, 1998
--------------------------  Executive Officer, President
Ross Blechman               and Director (Principal
                            Executive Officer)


/s/ Neil Blechman           Executive Vice President, Secretary   March 24, 1998
--------------------------  and Director
Neil Blechman


/s/ Brian Blechman          Executive Vice President, Treasurer   March 24, 1998
--------------------------  and  Director
Brian Blechman


/s/ Steve Blechman          Executive Vice President and          March 24, 1998
--------------------------  Director
Steve Blechman


/s/ Dean Blechman           Executive Vice President and          March 24, 1998
--------------------------  Director
Dean Blechman


/s/ John McCusker           Chief Financial Officer (Principal    March 24, 1998
--------------------------  Financial and Accounting Officer)
John McCusker


/s/ Stephen L. Welling      Director                              March 24, 1998
--------------------------
Stephen L. Welling


/s/ Jonathan D. Sokoloff    Director                              March 24, 1998
--------------------------
Jonathan D. Sokoloff


/s/ Jennifer Holden Dunbar  Director                              March 24, 1998
--------------------------
Jennifer Holden Dunbar


/s/ John G. Danhakl         Director                              March 24, 1998
--------------------------
John G. Danhakl