Form 10-K/A
period 1997-12-31
TWINLAB CORP
filed 1998-04-30
CIK 1015868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                         AMENDMENT NO. 2 TO FORM 10-K

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

                         Commission File Number 0-21003

                               TWINLAB CORPORATION
   (Exact name of Registrant as specified in its certificate of incorporation)

                  Delaware                            11-3317986
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)

              150 Motor Parkway
             Hauppauge, New York                         11788
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

                        Yes |X|             No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on April 27, 1998 as reported on the Nasdaq National Market was $687,801,750.

As of April 27, 1998, the registrant had 31,551,049 shares of Common Stock outstanding.

                   Documents Incorporated by Reference: None.

                               TWINLAB CORPORATION

                                   FORM 10-K/A

                                      INDEX


                                                                          Page
                                                                          ----

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.................3
Item 11.  Executive Compensation.............................................8
Item 12.  Security Ownership of Certain Beneficial Owners and Management....14
Item 13.  Certain Relationships and Related Transactions....................16
Signatures

                                 Amendment No. 2
                            to the Form 10-K filed by
                      Twinlab Corporation on March 20, 1998

      The following Items were omitted from the Form 10-K filed by Twinlab Corporation on March 20, 1998, and such Form 10-K is hereby amended to include
Part III as hereinafter set forth.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

            The following table provides certain information as of March 31, 1998 about each of the Company's directors and executive officers. Brian Blechman, Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman (the "Blechman Brothers") are brothers.

                                 Positions with                         Director
Name                 Age         the Company                            Since
----                 ---         -----------                            -----

Ross Blechman(1)     44          Chairman of the Board, Chief           1996
                                 Executive Officer, President and
                                 Director

Brian Blechman(2)    47          Executive Vice President, Treasurer    1996
                                 and Director

Dean Blechman        40          Executive Vice President and           1996
                                 Director

Neil Blechman        47          Executive Vice President, Secretary    1996
                                 and Director

Steve Blechman       44          Executive Vice President and           1996
                                 Director; Chairman of the Board,
                                 Chief Executive Officer, Director
                                 and President of Advanced
                                 Research Press

John McCusker        58          Chief Financial Officer                1997

Stephen L. Welling          43          President of Nature's Herbs        1997
                                        Division of Twin and Director

John G. Danhakl(1)(2)       41          Director                           1996

Jennifer Holden
Dunbar(1)(2)                35          Director                           1996

Jonathan D. Sokoloff(1)     40          Director                           1996

----------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

            The business experience, principal occupation, employment and certain other information concerning each director and executive officer is set forth below.

            Ross Blechman became Chairman of the Board, Chief Executive Officer, President and Director of the Company on May 7, 1996. Mr. Blechman joined Twin Laboratories, Inc. in 1974 and served as Vice President, Operations of the Company prior to May 7, 1996. Mr. Blechman is Chairman of the Board, President, Chief Executive Officer and Director of Twin, an Executive Vice President and Director of ARP and a Vice President and Director of Changes International.

            Brian Blechman became an Executive Vice President, Treasurer and Director of the Company on May 7, 1996. Mr. Blechman joined Twin Laboratories, Inc. in 1972 and served as Vice President, Purchasing & Quality Control of the Company prior to May 7, 1996. He is responsible for purchasing, plant operations, quality control and management. Mr. Blechman is an Executive Vice President and Director of Twin and ARP, and a Vice President, Treasurer and a Director of Changes International.

            Dean Blechman became an Executive Vice President and Director of the Company on May 7, 1996. Mr. Blechman joined Twin Laboratories, Inc. in 1979 and served as Vice President, Sales of the Company prior to May 7, 1996. He is responsible for sales and distribution. Mr. Blechman is an Executive Vice President and Director of Twin and ARP and a Vice President and Director of Changes International.

            Neil Blechman became an Executive Vice President, Secretary and Director of the Company on May 7, 1996. Mr. Blechman joined Twin Laboratories, Inc. in 1972 and served as Vice President, Marketing & Advertising of the Company prior to May 7, 1996. He is responsible for marketing and advertising activities, promotional programs, merchandising strategies, packaging, trade shows and public relations. Mr. Blechman is an Executive Vice President and Director of Twin and ARP and a Vice President, Secretary and a Director of Changes International.

            Steve Blechman became an Executive Vice President and Director of the Company and Chairman of the Board, Chief Executive Officer, Director and President of

ARP on May 7, 1996. Mr. Blechman joined Twin Laboratories, Inc. in 1974 and served as Vice President, Product Development & Marketing of the Company prior to May 7, 1996. He is involved in marketing, product development, customer service, public relations and the operations of ARP. Mr. Blechman is an Executive Vice President and Director of Twin and a Vice President and Director of Changes International.

            Stephen L. Welling became the President of Nature's Herbs division of Twin on May 7, 1996, and was elected to the Board of Directors of the Company on September 16, 1997. Mr. Welling joined Natur-Pharma Inc. in 1977 as the controller and served as President of Natur-Pharma Inc. prior to May 7, 1996. Prior to his promotion to President, Mr. Welling served as Vice President of Operations of Natur-Pharma Inc. with responsibility for manufacturing, personnel, quality management, legal affairs and finance. Mr. Welling is on the board of directors of the National Nutritional Foods Association, a leading trade organization of the industry's retailers, distributors, suppliers and manufacturers.

            John G. Danhakl became a director of the Company on May 7, 1996. He has been an executive officer and an equity owner of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm which manages Green Equity Investors II, L.P. ("GEI"), since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Big 5 Corp., Communications & Power Industries, Inc., Leslie's Poolmart, Inc., Hechinger Company, The Arden Group, Inc. and Liberty Group Publishing. Mr. Danhakl also serves as a director of Twin and ARP.

            Jennifer Holden Dunbar has been a director of the Company since its formation in February, 1996. She joined Leonard Green & Associates, L.P. ("LGA"), a merchant banking firm, as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. Since 1994, Ms. Holden Dunbar has also been an executive officer and equity owner of LGP. Ms. Holden Dunbar previously was an associate with the merchant banking firm of Gibbons, Green, van Amerongen and a financial analyst in mergers and acquisitions with Morgan Stanley & Co. Ms. Holden Dunbar is also a director of Gart Sports Company. Ms. Holden Dunbar also serves as a director of Twin and ARP.

            Jonathan D. Sokoloff became a director of the Company on May 7, 1996. He has been a partner of LGA since 1990 and has been an executive officer and equity owner of LGP since its formation in 1994. Mr. Sokoloff had previously been a Managing Director at Drexel. Mr. Sokoloff is a director of Carr-Gottstein Foods Co., Gart Sports Company and Hechinger Company. Mr. Sokoloff also serves as a Director of Twin and ARP.

Committees and Meetings of the Board of Directors

            The Board of Directors of the Company has an Audit Committee and a Compensation Committee. In 1997, the Board of Directors met four times and acted by unanimous written consent on three occasions, the Compensation Committee met one time and the Audit Committee met one time.

            The Audit Committee reviews the adequacy of internal controls, the results and scope of annual audits and other services provided by the Company's independent auditors. In 1997, the Audit Committee was comprised of Brian Blechman, John Danhakl and Jennifer Holden Dunbar.

            The Compensation Committee establishes salaries, bonuses and other forms of compensation for executives of the Company and such other employees of the Company as assigned thereto by the Board. In 1997, the Compensation Committee was comprised of Ross Blechman, John G. Danhakl, Jennifer Holden Dunbar and Jonathan D. Sokoloff.

            The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. Any stockholder who wishes to make a nomination at an annual or special meeting for the election of directors must do so in compliance with the applicable procedures set forth in the Company's By-laws. The Company will furnish copies of such By-law provisions upon written request to the General Counsel's Office at the Company's principal executive offices, 150 Motor Parkway, Hauppauge, New York 11788.

            During the period in which each person served as a director, each director attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees of the Board on which such person served.

Director Compensation

            Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings. See "Certain Relationships and Related Transactions--Transactions with LGP" for a description of the Management Services Agreement that existed between LGP, the Company and Twin.

Compensation Committee Interlocks and Insider Participation

            The Company's Compensation Committee consists of Ross Blechman, John Danhakl, Jennifer Holden Dunbar and Jonathan Sokoloff. In addition to being a director and executive officer of the Company, Mr. Blechman is also Chairman of the Board, President, Chief Executive Officer and Director of Twin, an Executive Vice President and Director of ARP and a Vice President and Director of Changes International. Messrs. Sokoloff and

Danhakl and Ms. Holden Dunbar are also directors of Twin and ARP. See "Certain Relationships and Related Transactions" for a description of certain transactions involving the Company and the members of the Compensation Committee or entities controlled by such individuals.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Common Stock to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission") and the Nasdaq National Stock Market. Copies of these reports are also required to be supplied to the Company. The Company believes, based solely on a review of the copies of such reports received by the Company, that during 1997 all applicable Section 16(a) reporting requirements were complied with, except for the late filing of a report on Form 3 for each of Stephen L. Welling and John McCusker.

ITEM 11. EXECUTIVE COMPENSATION

            Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the years ended December 31, 1995, 1996 and 1997. Prior to May 7, 1996, the Blechman Brothers collectively acted in a similar capacity to a Chief Executive Officer.

                                                            Annual Compensation
                                                -------------------------------------------------
                                                                               All Other Annual            All Other
Name and Principal Occupation            Year   Salary ($)     Bonus ($)(a)   Compensation ($)(b)      Compensation ($)(c)
-----------------------------            ----   ----------     ------------   -------------------      -------------------
Ross Blechman
  Chairman of the Board,
  President and Chief
  Executive Officer                      1997     412,869          224,680          32,693                    1,365

                                         1996     403,077          324,950          18,650                    1,365

                                         1995     402,461          368,145          18,477                    1,365

Brian Blechman
  Executive Vice President
  and Treasurer                          1997     412,869          224,680          24,102                    1,660

                                         1996     403,077          324,950          19,607                    1,660

                                         1995     401,523          368,145          14,944                    1,660

Dean Blechman
  Executive Vice President               1997     412,869          224,680          23,746                    1,073

                                         1996     403,077          324,950          26,531                    1,073

                                         1995     402,545          368,145          25,285                    1,073

Neil Blechman
  Executive Vice President
  and Secretary                          1997     412,869          224,680          28,520                    1,660

                                         1996     403,077          324,950          23,294                    1,660

                                         1995     402,545          368,145          18,458                    1,660

Steve Blechman
  Executive Vice President               1997     412,869          224,680          25,784                    1,365

                                         1996     403,077          324,950          28,653                    1,365

                                         1995     402,548          368,145          22,132                    1,365

(a) A description of the Company's bonus arrangements is contained below under "--Employment Agreements."

(b) For fiscal year 1995, includes (i) payment of premiums for executive medical insurance policies; (ii) payments under TLI's Profit Sharing Plan;
      (iii) automobile allowances; and (iv) payment of premiums for TLI's cafeteria benefits program, for each of the Blechman Brothers. For fiscal year 1996, includes (i) payment of premiums for executive medical insurance policies; (ii) matching contributions under Twin's 401(k) plan;
      (iii) automobile allowances; and (iv) payment of premiums for TLI's cafeteria benefits program and Twin's successor cafeteria benefits program, for each of the Blechman Brothers. For fiscal year 1997, includes
      (i) payment of premiums for executive medical insurance policies; (ii) matching contributions under Twin's 401(k) plan; (iii) automobile allowances; and (iv) payment of premiums for Twin's cafeteria benefits program and Twin's successor cafeteria benefits program, for each of the Blechman Brothers.

(c) For fiscal years 1995, 1996 and 1997, represents the payment of premiums for term life insurance policies for each of the Blechman Brothers.

Director Compensation

      Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings. See "Certain Relationships and Related Transactions--Transactions with LGP" for a description of the Management Services Agreement between LGP, the Company and Twin.

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

      On May 7, 1996, Twin entered into an employment agreement with Stephen Welling to serve as President of Nature's Herbs Division of Twin (the "Division") (as amended, the "Welling Employment Agreement"). The Welling Employment Agreement provides that Mr. Welling will be employed as an executive of the Company for a term of three years, renewable for terms of one year thereafter. The Welling Employment Agreement provides for a base salary of $200,000 (as adjusted annually for inflation), in addition to other customary perquisites and benefits. In addition to receiving a base salary, Mr. Welling is also eligible to participate in the Division Bonus Plan, which entitles him to a bonus payment of up to 202.5% of his base salary for the relevant calendar year based on annual increases in EBITDA (as defined therein) realized by the Division for each year of the employment term. The Welling Employment Agreement also provides, subject to certain exceptions, that upon a termination of Mr. Welling's employment during the term thereof (other than for "cause" as defined therein), Twin is generally obligated to pay Mr. Welling an amount equal to his base salary for the remaining term under the Welling Employment Agreement.

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

Report on Executive Compensation

      The Company's executive compensation for fiscal 1997 consisted of two primary components: base salary and bonus. The level of each executive officer's base salary and bonus is established in such officer's employment agreement, which agreements were entered into in May, 1996. See "--Employment Agreements."

      The salary and bonus components of Company's executive compensation are together designed to facilitate fulfillment of the following compensation objectives: (i) retaining competent management; (ii) rewarding management for the attainment of short and long term accomplishments; (iii) aligning the interests of management with those of the Company's stockholders; and (iv) relating executive compensation to the achievement of Company goals and the Company's financial performance.

      Base Salary. The base salary of each of the Senior Executive Officers in fiscal 1997 was paid in accordance with the terms of their respective employment agreements. Such base salary is subject to annual adjustment for inflation.

      Bonuses. The Compensation Committee believes that the awarding of annual bonuses provides an incentive and reward for short-term financial success and long-term Company growth. The bonus component of the long-term employment agreements of each of the Senior Executive Officers is intended to link compensation in significant part to the Company's financial performance and the attainment of Company goals. The bonus earned by each of the Senior Executive Officers was calculated in accordance with a formula set forth in the relevant officer's employment agreement and entitles such individual to a bonus calculated as a percentage of base salary based on annual increases in EBITDA realized by Twin or the Division, as applicable, for each fiscal year. See "--Employment Agreements."

      Stock Incentive Plan. The Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"), which provides for the issuance of a total of up to 400,000 authorized and unissued shares of Common Stock as awards under the 1996 Plan in the form of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance shares. No individuals who are directors of the Company (including the Blechman Brothers) are eligible to receive awards under the Plan. Prior to the consummation of the Company's initial public offering in 1996 (the "IPO"), Stephen L. Welling was awarded 8,000 nonqualified stock options under the Plan, such options having an exercise price equal to $12.00, the IPO price. In 1997, certain key employees of the Company, including John McCusker, were awarded an aggregate of 56,000 nonqualified stock options with a weighted average exercise price of $19.24 per share. Such options become exercisable over five years from the date of grant at the rate of 20% of the grant each year.

      The Twinlab Corporation 1998 Stock Incentive Plan, if approved by the Stockholders at the Annual Meeting, will also initially be administered by the Board of Directors.

      Profit Sharing Plan. Prior to July 1, 1996, Twin sponsored an employee profit sharing and savings plan (the "Twin Plan") and Natur-Pharma Inc. sponsored an Employee Savings and Investment Plan (the "NP Plan"), which covered all of Twin's and Natur-Pharma Inc.'s eligible employees, respectively. Executive officers of Twin and Natur-Pharma Inc. participated in the Twin Plan and NP Plan, respectively, on the same terms as other employees. Effective July 1, 1996, the Twin Plan was amended and restated and merged with the NP Plan to form the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan"). Eligible employees, including executive officers of the Company and Twin, may contribute up to 15 percent of their annual compensation to the 401(k) Plan, subject to certain limitations, and Twin will match 50 percent of such contributions.

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

      In 1997, Ross Blechman earned a base salary of $412,869 and a bonus of $224,680. In addition, pursuant to his employment agreement, Mr. Blechman receives certain other customary perquisites and benefits. As of April 27, 1998, Ross Blechman beneficially owned 1,660,497 shares, or 5.3%, of the Company's Common Stock. See "--Security Ownership of Certain Beneficial Owners and Management."

                                    Ross Blechman
                                    John G. Danhakl
                                    Jennifer Holden Dunbar
                                    Jonathan D. Sokoloff

                             STOCK PERFORMANCE GRAPH

      The following graph depicts the cumulative total return on the Company's common stock compared to the cumulative total return for the Nasdaq Composite - U.S. and the Nasdaq Health Index. The graph assumes an investment of $100 on November 15, 1996, when the Company's stock was first traded in a public market. Reinvestment of dividends is assumed in all cases.


   [The following table was depicted as a line graph in the printed material.]

                         November 15,   December 31,      March 31,       June 30,      September 30,    December 31,
                            1996            1996            1997            1997            1997            1997
                         --------------------------------------------------------------------------------------------
Twinlab
Corporation                100.00          101.04          112.50          200.00          170.83          206.25

Nasdaq
Health Index               100.00          102.79           95.97          107.12          116.55          104.75

Nasdaq
Composite - U.S.           100.00          102.52           96.87          114.74          134.16          125.84

      The comparisons in the table and on the graph above are required by the Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of April 27, 1998, concerning the Common Stock of the Company beneficially owned (i) by each director and nominee of the Company, (ii) by the Named Executive Officers and all executive officers and directors as a group, and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                                          Percent of
                                                                                                            Shares
Name and Address of Beneficial Owner                                               Number of Shares(a)   Outstanding(a)
------------------------------------                                               -------------------   --------------
Green Equity Investors II, L.P.
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025 ...............................................                 4,879,999            15.5

John G. Danhakl (b) c/o Leonard Green & Partners, L.P.
 11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025................................................                 4,879,999            15.5

Jennifer Holden Dunbar (b)
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025 ...............................................                 4,879,999            15.5

Jonathan D. Sokoloff (b)
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025................................................                 4,879,999            15.5

Brian Blechman
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788 .................................................                 1,659,246            5.3

Dean Blechman (c)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788..................................................                 1,660,080            5.3

Neil Blechman (d)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788..................................................                 1,660,497            5.3

Ross Blechman (d)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788..................................................                 1,660,497            5.3

Steve Blechman (c)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788..................................................                 1,660,080            5.3

John McCusker (e)
  c/o Twin Laboratories
  150 Motor Parkway
  Hauppauge, NY  11788.................................................                       500             *

Stephen Welling
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788..................................................                    28,770             *

All executive officers and directors as a group
  (10 persons)(f)......................................................                13,209,669            42.0

----------

(a) Does not include an aggregate of 392,200 shares of Common Stock issuable upon exercise of outstanding stock options with a weighted average price of $23.22 per share.
(b) GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Leonard I. Green, Jonathan D. Sokoloff, John G. Danhakl, Gregory J. Annick and Jennifer Holden Dunbar, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock of TLC owned by GEI. As such, Messrs. Green, Sokoloff, Danhakl and Annick and Ms. Holden Dunbar may be deemed to have shared voting and investment power with respect to all shares held by GEI. Messrs. Green, Sokoloff, Danhakl and Annick and Ms.
      Holden Dunbar disclaim beneficial ownership of the shares held by GEI.
(c) The shares shown as beneficially owned by each of Dean Blechman and Steve Blechman each include 834 shares of common stock beneficially owned by their respective minor children. Dean Blechman and Steve Blechman disclaim beneficial ownership of such shares.
(d) The shares shown as beneficially owned by each of Ross Blechman and Neil Blechman each include 1,251 shares of common stock owned by their respective minor children. Ross Blechman and Neil Blechman disclaim beneficial ownership of such shares.
(e) The shares shown as beneficially owned by John McCusker do not include 500 shares of common stock owned by Mr. McCusker's spouse, Brenda McCusker. Mr. McCusker disclaims beneficial ownership of such shares.
(f)   Includes the shares referred to in Notes (a), (b), (c) and (e) above.
*     Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements

      The Company has employment agreements with each of the Senior Executive Officers.

Transactions with LGP

      LGP is the investment advisor to and an affiliate of the general partner of GEI, which owns 15.5% of the outstanding shares of Common Stock of the Company. Messrs. Danhakl and Sokoloff and Ms. Holden Dunbar, stockholders and directors of the general partner of LGP, are directors of the Company and Twin.

      The Company and Twin were parties to a Management Services Agreement with LGP pursuant to which LGP received an annual retainer fee of $400,000 plus reasonable expenses for providing certain management, consulting and financial planning services (the "LGP Management Fee"). The Company believes that the contacts and expertise provided by LGP in these areas enhanced the Company's opportunities and management's expertise in these matters and that the fees paid to LGP fairly reflect the value of the services provided by LGP. The specialized consulting services provided by LGP overlapped to some extent with the role of Messrs. Danhakl and Sokoloff and Ms. Holden Dunbar as directors of the Company and Twin, for which they do not receive any additional compensation. See "Executive Compensation--Director Compensation." The Management Services Agreement terminated in April 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TWINLAB CORPORATION



Date:  April 30, 1998               By:     /s/ Ross Blechman
                                       ------------------------------------
                                          Ross Blechman, Chairman, Chief
                                          Executive Officer and President