Form 10-Q
period 1998-03-31
TWINLAB CORP
filed 1998-05-15
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                         Commission file number 0-21003


                               TWINLAB CORPORATION

             (Exact name of registrant as specified in its charter)

             Delaware                                   11-3317986
     (State of incorporation)               (I.R.S. Employer Identification No.)

                150 Motor Parkway, Suite 210, Hauppauge, NY 11788
               (Address of principal executive office) (zip code)

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

YES    X        NO
    -------        -------

               At April 30, 1998, the registrant had 31,551,049 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   MARCH 31, 1998  DECEMBER 31, 1997
                                                                   --------------  -----------------
                                                                     (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                       $   7,449        $   4,029
     Accounts receivable, net of allowance for bad
          debts of $406                                                 41,606           44,059
     Inventories                                                        47,734           37,254
     Deferred tax assets                                                 1,196            1,615
     Prepaid expenses and other current assets                           1,617            1,288
                                                                     ---------        ---------
          Total current assets                                          99,602           88,245

Property, plant and equipment, net                                      14,050           13,958

Deferred tax assets                                                     47,740           48,777

Other assets                                                            22,384           20,344
                                                                     ---------        ---------
Total                                                                $ 183,776        $ 171,324
                                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                               $   9,954        $  13,993
     Accounts payable                                                   20,034           16,534
     Accrued expenses and other current liabilities                     15,182           10,208
                                                                     ---------        ---------
          Total current liabilities                                     45,170           40,735
Long-term debt, less current portion                                   100,241          100,245
                                                                     ---------        ---------
          Total liabilities                                            145,411          140,980
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000
        shares authorized; none issued                                    --               --
     Common stock, $1.00 par value; 75,000,000
        shares authorized; 27,321,900 shares
        outstanding as of March 31, 1998 and
        27,320,100 shares outstanding as of
        December 31, 1997                                               27,322           27,320
     Additional paid-in capital                                        147,035          147,003
     Accumulated deficit                                              (135,992)        (143,979)
                                                                     ---------        ---------
        Total shareholders' equity                                      38,365           30,344
                                                                     ---------        ---------
Total                                                                $ 183,776        $ 171,324
                                                                     =========        =========

                      TWINLAB CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED MARCH 31,
                                                        1998             1997
                                                      --------         --------
                                                             (UNAUDITED)
NET SALES                                             $ 73,451         $ 51,169
COST OF SALES                                           37,232           29,183
                                                      --------         --------
GROSS PROFIT                                            36,219           21,986
OPERATING EXPENSES                                      20,039            9,688
                                                      --------         --------
INCOME FROM OPERATIONS                                  16,180           12,298
OTHER (EXPENSE) INCOME:
     Interest income                                        98               44
     Interest expense                                   (3,103)          (3,044)
     Other                                                 (81)               6
                                                      --------         --------
                                                        (3,086)          (2,994)
                                                      --------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES                13,094            9,304

PROVISION FOR INCOME TAXES                               5,107            3,637
                                                      --------         --------
NET INCOME                                            $  7,987         $  5,667
                                                      ========         ========

BASIC NET INCOME PER SHARE                            $   0.29         $   0.21
                                                      ========         ========
DILUTED NET INCOME PER SHARE                          $   0.29         $   0.21
                                                      ========         ========

WEIGHTED AVERAGE COMMON SHARES USED IN
COMPUTING BASIC INCOME PER SHARE                        27,321           27,000
                                                      ========         ========

WEIGHTED AVERAGE COMMON SHARES USED IN
COMPUTING DILUTED INCOME PER SHARE                      27,373           27,016
                                                      ========         ========

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (IN THOUSANDS OF DOLLARS)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                       1998           1997
                                                                     --------        -------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $  7,987        $ 5,667
     Adjustment to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                  713            466
           Bad debt expense                                              --              200
           Deferred income taxes                                        1,456          1,308
           Changes in operating assets and liabilities:
                Accounts receivable                                     2,453         (2,778)
                Inventories                                           (10,480)        (5,669)
                Prepaid expenses and other current assets                (329)          (221)
                Accounts payable                                        3,500          4,322
                Accrued expenses and other current liabilities          4,986          1,476
                                                                     --------        -------

                    Net cash provided by operating activities          10,286          4,771
                                                                     --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                        (402)        (2,292)
     (Increase) decrease in other assets                               (2,444)           614
                                                                     --------        -------
           Net cash used in investing activities                       (2,846)        (1,678)
                                                                     --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                              22           --
     Payments of debt                                                  (4,004)        (5,007)
     Principal payments of capital lease obligations                      (38)           (36)
                                                                     --------        -------
            Net cash used in financing activities                      (4,020)        (5,043)
                                                                     --------        -------

Net increase (decrease) in cash and cash equivalents                    3,420         (1,950)
Cash and cash equivalents at beginning of period                        4,029          3,794
                                                                     --------        -------
Cash and cash equivalents at end of period                           $  7,449        $ 1,844
                                                                     ========        =======

Supplemental disclosures of cash flow information:
     Cash paid during the periods for:
             Interest                                                $    370        $   270
                                                                     ========        =======
             Income taxes                                            $  1,544        $ 1,314
                                                                     ========        =======

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation and subsidiaries as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab Corporation's December 31, 1997 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.


2.       CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

         The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances, or other distributions to Twinlab Corporation ("Twinlab") by any of its subsidiaries except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis, is as follows:

CONDENSED BALANCE SHEETS                          MARCH 31, 1998  DECEMBER 31, 1997
------------------------                          --------------  -----------------
                                                    (UNAUDITED)
ASSETS
  Cash                                               $     171        $     169
  Investment in subsidiaries                            38,194           30,175
                                                     ---------        ---------
                                                     $  38,365        $  30,344
                                                     =========        =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value
   2,000,000 shares authorized; none issued
Common stock, $1.00 par value,                       $    --          $    --
   75,000,000 shares authorized;27,321,900
   outstanding as of March 31, 1998 and
   27,320,100 outstanding as of
   December 31, 1997                                    27,322           27,320
Additional paid-in capital                             147,035          147,003
Accumulated deficit                                   (135,992)        (143,979)
                                                     ---------        ---------
                                                     $  38,365        $  30,344
                                                     =========        =========

CONDENSED STATEMENTS OF INCOME                            THREE MONTHS ENDED MARCH 31,
                                                            1998                 1997
                                                           ------              --------
                                                                  (UNAUDITED)
Equity interest in net income of subsidiaries              $8,012              $5,766
Interest income                                                 2                   1
                                                           ------              ------
Income before provision for income taxes                   $8,014              $5,767
Provision for income taxes                                     27                 100
                                                           ------              ------
Net income                                                 $7,987              $5,667
                                                           ======              ======



CONDENSED STATEMENTS OF CASH FLOW                   THREE MONTHS ENDED MARCH 31,
                                                         1998             1997           .
                                                       -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:                        (UNAUDITED)
   Net income                                          $ 7,987          $ 5,667
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Equity investments in subsidiaries                   (8,007)          (5,666)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                 22
                                                       -------          -------
Net increase in cash                                   $     2          $     1
Cash at beginning of period                                169              162
                                                       -------          -------
Cash at end of period                                  $   171          $   163
                                                       =======          =======

         Twin Laboratories Inc. ("Twin") is a direct wholly-owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP") and Changes International of Fort Walton Beach, Inc. ("Changes International") are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP and Changes are guarantees of the senior subordinated notes of Twin.

         The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in Twin and, through Twin, in ARP and Changes International. Twin has no direct or indirect subsidiaries other than ARP and Changes International; and Twin has no other stockholder than Twinlab. Accordingly, the Company has determined that separate financial statements of Twin, ARP and Changes International would not be material to investors and, therefore, are not included herein.

         Summarized financial information of Twin is as follows:

                                            AS OF MARCH 31, 1998     AS OF DECEMBER 31, 1997
                                            --------------------     -----------------------
                                                  (UNAUDITED)
Current assets                                     $ 99,431                 $ 88,077
Noncurrent assets                                    84,174                   83,079
Current liabilities                                  49,265                   44,825
Noncurrent liabilities                              100,241                  100,245
Shareholder's equity                                 34,099                   26,086

                                                                 THREE MONTHS ENDED MARCH 31,
                                                              1998                        1997
                                                           ----------                  ---------
                                                                        (UNAUDITED)
       Net sales                                           $   73,451                  $  51,169
       Gross profit                                            36,219                     21,986
       Net income                                               8,012                      5,766


         Summarized financial information of ARP is as follows:

                                                     AS OF MARCH 31,1998      AS OF DECEMBER 31,1997
                                                     -------------------      ----------------------
                                                        (UNAUDITED)
       Current assets                                    $   1,625                 $  1,399
       Noncurrent assets                                       191                      193
       Current liabilities                                     664                      568
       Noncurrent liabilities                                  --                       --
       Shareholder's equity                                  1,152                    1,024


                                                          THREE MONTHS ENDED MARCH 31,
                                                             1998                1997
                                                          --------               -----
                                                                    (UNAUDITED)
       Net sales                                          $  1,343             $ 1,591
       Gross profit                                            345                 406
       Net income                                              129                 146


         Summarized financial information of Changes International is as follows:

                                                                   AS OF MARCH 31,1998
                                                                   -------------------
                                                                       (UNAUDITED)
Current assets                                                           $ 5,746
Noncurrent assets                                                         12,891
Current liabilities                                                        3,335
Noncurrent liabilities                                                      --
Shareholder's equity                                                      15,302


                                                            THREE MONTHS ENDED MARCH 31,1998
                                                            --------------------------------
                                                                       (UNAUDITED)
Net sales                                                                $12,566
Gross profit                                                              10,250
Net income                                                                   960

3.       INVENTORIES

         Inventories consist of the following:

                                                 MARCH 31, 1998     DECEMBER 31,1997
                                                 --------------     ----------------
                                                   (UNAUDITED)
Raw materials                                        $25,116             $16,340
Work in process                                        9,550               7,393
Finished goods                                        13,068              13,521
                                                     -------             -------
                    Total                            $47,734             $37,254
                                                     =======             =======

4.       NET INCOME PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and restated net income per common share for all periods presented. Basic net income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net income per common share was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

         The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended March 31, 1998 and 1997 were 27,321,000 and 27,000,000, respectively.
         Additionally 52,000 and 16,000 of equivalent common shares were included for the three months ended March 31, 1998 and 1997, respectively, for the diluted calculation.


5.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the three months ended March 31, 1998 and 1997 there are no items of other comprehensive income as defined in the pronouncement.


6.       SUBSEQUENT EVENTS

         In April 1998, the Company completed a second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering were approximately $147.4 million. Of the net proceeds to the Company, approximately $56.5 million was used to pay the purchase price for the Bronson acquisition (discussed below), including related fees and expenses; approximately $40.1 million will be used to redeem $35.0 million of the Company's senior subordinated notes at a redemption price of 109-1/2 percent, plus accrued and unpaid interest; and approximately $5.6 million was used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest. The remaining net proceeds to the Company of approximately $45.2 million will be used for working capital and other general corporate purposes. The Company is currently considering the possibility of making an offer to purchase for cash all Notes not otherwise purchased in the Redemption or purchasing Notes in the open market.

         On April 30, 1998 the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson Division of Jones Medical Industries, Inc. Bronson's audited net sales and operating income for the fiscal year ended December 31, 1997 were approximately $32.1 million and $9.5 million, respectively. For the three months ended March 31, 1998, Bronson's unaudited net sales and operating income were approximately $7.7 million and $1.9 million, respectively. The purchase price was $55 million in cash (excluding related fees and expenses), subject to certain adjustments.

                      TWINLAB CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

The Company operates in one business segment, the manufacture and marketing of brand name nutritional supplements. Within this segment, the Company operates in three primary business areas: the Twinlab division, the herbal products division, and the network marketing division. Products sold under the Twinlab division name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The herbal products division includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs division and a full line of herb teas marketed by the Alvita Tea division. The Company's network marketing activities are conducted through Changes International, which was acquired in November 1997. In addition, the Company's publishing activities are conducted through its subsidiary, Advanced Research Press, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
   THREE MONTHS ENDED MARCH 31, 1997

NET SALES. Net sales for the three months ended March 31, 1998 were $73.5 million, an increase of $22.3 million, or 43.5%, as compared to net sales of $51.2 million for the three months ended March 31, 1997. The 43.5% increase was attributable to increases in gross sales, which were due to the Company's increased sales volume. During the first quarter of 1998 the Company received a substantial increase in orders for its herbal supplement products, particularly from a mass market retailer. The increase was due to strong demand at the retail level and to the fact that that the Company's number of SKU's in this category more than doubled during the first quarter. As a result, the Company's production and sales mix changed in the first quarter of 1998 versus the first quarter of 1997, as herbal supplements represented a greater portion of the Company's total net sales. Net sales of Twinlab products were $33.9 million, a decrease of $7.7 million, or 18.5%, as compared to $41.6 million for the three months ended March 31, 1997. This decrease in net sales of Twinlab products was primarily due to the production and sales mix change discussed above. Herbal products contributed $25.8 million, an increase of $17.6 million, or 214.8%, from the $8.2 million in sales for the three months ended March 31, 1997. The herbal category continued to benefit from the factors discussed above and the strong demand for St. John's Wort, Gingko, Saw Palmetto and Echinacea. Publishing contributed $1.2 million as compared to $1.4 million for the three months ended March 31, 1997. The network marketing line, which was acquired in the fourth quarter of the calendar year 1997, contributed $12.6 million in net sales during the three months ended March 31, 1998.

GROSS PROFIT. Gross profit for the three months ended March 31, 1998 was $36.2 million, which represented an increase of $14.2 million, or 64.7%, as compared to $22.0 million for the three months ended March 31, 1998. Gross profit margin was 49.3% for the three months ended March 31, 1998 as compared to 43.0% for the three months ended March 31, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended March 31, 1998. The increase in gross profit margin for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primarily due to higher gross profit margins of the network marketing business.

                      TWINLAB CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES. Operating expenses were $20.0 million for the three months ended March 31, 1998, representing an increase of $10.4 million, or 106.8%, as compared to $9.7 million for the three months ended March 31, 1998. As a percent of net sales, operating expenses increased from 18.9% for the three months ended March 31, 1997 to 27.3% for the three months ended March 31, 1998 The increase in operating expenses was primarily attributable to increased selling and marketing expenses, primarily commissions, and to a lesser extent to general administrative expenses associated with the network marketing operations.

INCOME FROM OPERATIONS. Income from operations was $16.2 million for the three months ended March 31, 1998, representing an increase of $3.9 million, or 31.6%, as compared to $12.3 million for the three months ended March 31, 1997. Income from operations margin decreased to 22.0% of net sales for the three months ended March 31, 1998, as compared to 24.0% of net sales for the three months ended March 31, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was due to higher operating expenses for the three months ended March 31, 1998, due primarily to increased selling and marketing costs, and commission expenses associated with the network marketing operations.

OTHER EXPENSE. Other expense was $3.1 million for the three months ended March 31, 1998, as compared to $3.0 million for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1998, cash provided by operating activities was $10.3 million, as compared to $4.8 million for the three months ended March 31, 1997. Cash used in financing activities was $4.0 million for the three months ended March 31, 1998, and $5.0 million for the three months ended March 31, 1997 and in both periods primarily represented the repayment of outstanding indebtedness.

Capital expenditures were $0.4 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures were primarily for the purchase or production equipment to expand capacity or improve manufacturing efficiency. Capital expenditures are expected to be approximately $17.0 million during the calendar year 1998, $13.3 million of which will be used for the expansion of the Utah facility and the remainder for the purchase of manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. The Company recently entered into a lease for approximately 21,000 square feet of office space in Hauppauge, New York to house its executive and administrative personnel. Management believes that it will be able to lease, purchase, or construct additional facilities to the extent necessary to meet the Company's future expansion requirements.

                      TWINLAB CORPORATION AND SUBSIDIARIES



Twinlab has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture, dated as of May 7, 1996, as amended, among Twinlab, Twin Laboratories Inc., ARP, Changes International and State Street Bank and Trust Company, as trustee, relating to the senior subordinated notes and the amended revolving credit facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

In April 1998, the Company completed a second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering are estimated at approximately $147.4 million. Of the net proceeds to the Company, approximately $56.5 million was used to pay the purchase price for the Bronson acquisition (discussed below), including related fees and expenses; approximately $40.1 million will be used to redeem $35.0 million of the Company's senior subordinated notes at a redemption price of 109-1/2 percent, plus accrued and unpaid interest; and approximately $5.6 million were used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest. The remaining net proceeds to the Company of approximately $45.2 million will be used for working capital and other general corporate purposes. The Company is currently considering an offer to purchase for cash all Notes not otherwise purchased in the Redemption or purchasing Notes in the open market.

On April 30, 1998 the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson Division of Jones Medical Industries, Inc. Bronson's audited net sales and operating income for the fiscal year ended December 31, 1997 were approximately $32.1million and $9.5 million, respectively. For the three months ended March 31, 1998 Bronson's unaudited net sales and operating income were approximately $7.7 million and $1.9 million respectively. The purchase price was $55 million in cash (excluding related fees and expenses), subject to certain adjustments.

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, borrowings under its amended revolving credit facility and approximately $45.2 million of proceeds from its second public offering. As of April 30, 1998, approximately $50 million of borrowings were available under the amended revolving credit facility for working capital requirements and general corporate purposes.

One of the Company's business strategies is to actively pursue acquisition opportunities, including product line acquisitions, that complement or extend existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Up to $35 million of borrowings under the amended revolving credit facility, subject to certain conditions and reductions, will be available to fund future acquisitions. There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company or that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

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

                                     PART II

                                OTHER INFORMATION



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended March 31, 1998.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS:

                  27      Financial Data Schedule.


(b)       REPORTS ON FORM 8-K:

                  A report on Form 8-K was filed on May 12, 1998, reporting the Bronson Acquisition.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                TWINLAB CORPORATION


                            BY: /s/ Ross Blechman
                                -----------------------------------------------
                                Ross Blechman
                                CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER



DATED:  May 15, 1998         BY: /s/ John McCusker
                                -----------------------------------------------
                                John McCusker
                                CHIEF FINANCIAL OFFICER,
                                (PRINCIPAL FINANCIAL OFFICER)