Form 10-Q
period 1998-06-30
TWINLAB CORP
filed 1998-08-14
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                         Commission file number 0-21003


                              TWINLAB CORPORATION


             (Exact name of registrant as specified in its charter)


           Delaware                                      11-3317986
   (State of incorporation)                    (IRS Employer Identification No.)

           150 Motor Parkway, Suite 210, Hauppauge, New York 11788

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


                           YES          X          NO
                              ------------------      -------------------

At July 31, 1998, the registrant had 31,554,649 shares of common stock outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                     JUNE 30, 1998    DECEMBER 31, 1997(1)
                                                     -------------    --------------------
                                                      (unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                             $ 41,012            $  4,029
 Accounts receivable, net of allowance for bad
  debts of $444 at June 30, 1998 and $406 at
  December 31, 1997                                      42,805              44,509
 Inventories                                             56,850              37,254
 Deferred tax assets                                      1,661               1,615
 Prepaid expenses and other current assets                2,723               1,288
                                                       --------            --------
     Total Current Assets                               145,051              88,245

Property, plant and equipment, net                       21,848             13,958

Deferred tax assets                                      48,614              48,777

Other assets                                             70,158              20,344
                                                       --------            --------
TOTAL                                                  $285,671            $171,324
                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt                     $    166            $ 13,993
 Accounts payable                                        16,038              16,534
 Accrued expenses and other current liabilities          12,800              10,208
                                                       --------            --------
     Total Current Liabilities                           29,004              40,735
Long-term debt, less current portion                     65,238             100,245
                                                       --------            --------
     Total Liabilities                                   94,242             140,980
                                                       --------            --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none issued                                   --                  --
  Common stock, $1.00 par value; 75,000,000 shares
   authorized; 31,554,449 shares outstanding as of
   June 30, 1998 and 27,320,100 shares outstanding
   as of December 31, 1997                               31,554              27,320
  Additional paid-in capital                            290,401             147,003
 Accumulated deficit                                   (130,526)           (143,979)
                                                       --------            --------
     Total Shareholders' Equity                         191,429              30,344
                                                       --------            --------
TOTAL                                                  $285,671            $171,324
                                                       ========            ========

(1) The consolidated balance sheet as of December 31, 1997 has been taken from the audited financial statement at that date.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------

                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                             ------------------  -----------------
                                               1998      1997      1998      1997
                                             -------   --------  --------  -------
                                                 (unaudited)         (unaudited)

NET SALES                                    $78,573   $44,567   $152,024   $95,736
COST OF SALES                                 38,946    25,389     76,178    54,572
                                             -------  --------   --------   -------
GROSS PROFIT                                  39,627    19,178     75,846    41,164
OPERATING EXPENSES                            24,639     8,400     44,678    18,088
                                             -------  --------   --------   -------
INCOME FROM OPERATIONS                        14,988    10,778     31,168    23,076
OTHER (EXPENSE) INCOME:
 Interest income                                 822        41        920        85
 Interest expense                             (2,251)   (3,138)    (5,354)   (6,182)
 Other                                            16         6        (65)       12
                                             -------  --------   --------   -------
                                              (1,413)   (3,091)    (4,499)   (6,085)
INCOME BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY ITEM                 13,575     7,687     26,669    16,991
PROVISION FOR INCOME TAXES                     5,244     2,949     10,351     6,586
                                             -------  --------   --------   -------
INCOME BEFORE EXTRAORDINARY ITEM               8,331     4,738     16,318    10,405
 EXTRAORDINARY ITEM, NET OF $1,816
  PROVISION FOR INCOME TAXES                   2,865        --      2,865        --
                                             -------  --------   --------   -------
NET INCOME                                   $ 5,466  $  4,738   $ 13,453   $10,405
                                             =======  ========   ========   =======
BASIC INCOME PER SHARE
Income Before Extraordinary Item             $  0.27   $  0.18   $   0.56   $  0.39
Extraordinary Item                             (0.09)       --      (0.10)       --
                                             -------  --------   --------   -------
Net Income                                   $  0.18   $  0.18   $   0.46   $  0.39
                                             =======  ========   ========   =======

DILUTED INCOME PER SHARE
Income Before Extraordinary Item             $  0.27   $  0.18   $   0.56   $  0.39
Extraordinary Item                             (0.09)       --      (0.10)       --
                                             -------  --------   --------   -------
Net Income                                   $  0.18   $  0.18   $   0.46   $  0.39
                                             =======  ========   ========   =======

Weighted Average Common Shares
Used in Computing Basic Income Per Share      30,881    27,000     29,111    27,000
                                             =======  ========   ========   =======
Weighted Average Common Shares
Used in Computing Diluted Income Per Share    31,177    27,025     29,285    27,020
                                             =======  ========   ========   =======

                      TWINLAB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                       SIX MONTHS ENDED JUNE 30,
                                                          1998          1997
                                                          ----          ----
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................  $ 13,453     $10,405
  Adjustment to reconcile net income to net cash
  provided by operating activities:
    Extraordinary item.................................     2,865          --
    Depreciation and amortization......................     1,893         873
    Bad debt expense...................................        --         200
    Deferred income taxes..............................     1,933       2,225
    Changes in operating assets and liabilities:
      Accounts receivable..............................     3,158         583
      Inventories......................................   (12,584)     (9,072)
      Prepaid expenses and other current assets........    (1,194)       (450)
      Accounts payable.................................    (1,455)      1,098
      Accrued expenses and other current liabilities...       934      (3,769)
                                                         --------     -------
       Net cash provided by operating activities.......     9,003       2,093
                                                         --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business.................................   (56,105)         --
  Proceeds from sale of property plant and equipment...        --       2,491
  Acquisition of property, plant and equipment.........    (4,779)     (2,920)
  Increase in other assets.............................    (6,558)        (23)
                                                         --------     -------
       Net cash used in investing activities...........   (67,442)       (452)
                                                         --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from second common stock offering.......   147,506          --
  Payments of debt.....................................   (13,757)     (3,012)
  Redemption of senior subordinated notes and related
  premium..............................................   (38,325)         --
  Proceeds from exercise of stock options..............        75          --
  Principal payments of capital lease obligations......       (77)        (72)
                                                         --------     -------
       Net cash provided by (used in) financing
       activities......................................    95,422      (3,084)
                                                         --------     -------

Net increase (decrease) in cash and cash equivalents...    36,983      (1,443)
Cash and cash equivalents at beginning of period.......     4,029       3,794
                                                         --------     -------
Cash and cash equivalents at end of period.............  $ 41,012     $ 2,351
                                                         ========     =======

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
    Interest...........................................  $  4,787     $ 5,738
                                                         ========     =======
    Income taxes.......................................  $  8,996     $ 5,701
                                                         ========     =======

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

1. In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries as of June 30, 1998, the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2.  CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

    The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by any of its subsidiaries except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis, is as follows:

                                                            JUNE 30, 1998       DECEMBER 31, 1997
                                                            -------------       -----------------
                                                             (UNAUDITED)
    CONDENSED BALANCE SHEETS

    ASSETS
    Cash                                                      $  32,744             $     169
    Investment in subsidiaries                                  158,685                30,175
                                                              ---------             ---------
                                                              $ 191,429             $  30,344
                                                              =========             =========
    SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none issued                                 $      --             $      --
    Common stock, $1.00 par value; 75,000,000
      shares authorized; 31,554,449 outstanding as
      of June 30, 1998 and 27,320,100 outstanding
      as of December 31, 1997                                    31,554                27,320
    Additional paid-in capital                                  290,401               147,003
    Accumulated deficit                                        (130,526)             (143,979)
                                                              ---------             ---------
                                                              $ 191,429             $  30,344
                                                              =========             =========

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                              1998           1997             1998          1997
                                                              ----           ----             ----          ----
                                                                 (UNAUDITED)                    (UNAUDITED)
CONDENSED STATEMENTS OF INCOME
    Equity interest in net income of subsidiaries            $4,998         $4,767           $13,010      $10,533
    Interest income                                             725              2               727            3
                                                             ------         ------           -------      -------
    Income before provision for income taxes                  5,723          4,769            13,737       10,536
    Provision for income taxes                                  257             31               284          131
                                                             ------         ------           -------      -------
    Net income                                               $5,466         $4,738           $13,453      $10,405
                                                             ======         ======           =======      =======

                                                     SIX MONTHS ENDED JUNE 30,
                                                      1998              1997
                                                      ----              ----
                                                            (UNAUDITED)
CONDENSED STATEMENTS OF CASH FLOWS
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $  13,453         $ 10,405
                                                      ---------         --------
  CASH FLOWS FROM INVESTING ACTIVITIES
     Equity investments in subsidiaries                (128,459)         (10,402)
                                                      ---------         --------
  CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from second common stock offering     147,506               --
     Proceeds from the exercise of stock options             75               --
                                                      ---------         --------
     Net cash provided by financing activities          147,581               --
                                                      ---------         --------

  Net increase in cash                                   32,575                3
  Cash at beginning of period                               169              162
                                                      ---------         --------
  Cash at end of period                               $  32,744         $    165
                                                      =========         ========

Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International of Fort Walton Beach Inc. ("Changes"), Bronson Laboratories, Inc. and Health Factors International, Inc., both of which form the Bronson Group ("Bronson"), are indirect wholly owned subsidiaries of Twinlab. Twinlab, ARP, Changes and Bronson are guarantors of the senior subordinated notes of Twin.

The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in Twin and, through Twin, in ARP, Changes and Bronson. Twin has no direct or indirect subsidiaries other than ARP, Changes and Bronson; and Twin has no other stockholder than Twinlab. Accordingly, the Company has determined that separate financial statements of Twin, ARP, Changes and Bronson would not be material to investors and, therefore, are not included herein.

Summarized financial information of Twin is as follows:

                           AS OF JUNE 30, 1998     AS OF DECEMBER 31, 1997
                           -------------------     -----------------------
                               (UNAUDITED)
Current assets                 $112,307                   $ 88,077
Noncurrent assets               140,620                     83,079
Current liabilities              32,265                     44,825
Noncurrent liabilities           65,238                    100,245
Shareholder's equity            155,424                     26,086

                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                  ---------------------------         -------------------------
                  1998              1997              1998              1997
                  ----              ----              ----              ----
                       (UNAUDITED)                          (UNAUDITED)
Net sales         $78,573           $44,567           $152,024          $95,736
Gross profit       39,627            19,178             75,846           41,164
Net income          4,998             4,767             13,010           10,533

Summarized financial information of ARP is as follows:

                           AS OF JUNE 30, 1998     AS OF DECEMBER 31, 1997
                           -------------------     -----------------------
                               (UNAUDITED)
Current assets                 $1,943                     $1,399
Noncurrent assets                 189                        193
Current liabilities               870                        568
Noncurrent liabilities             --                         --
Shareholder's equity            1,262                      1,024

                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                           ---------------------------         -------------------------
                              1998           1997                 1998           1997
                              ----           ----                 ----           ----
                                  (UNAUDITED)                         (UNAUDITED)
Net sales                    $1,235         $1,362               $2,578         $2,953
Gross profit                    329            298                  674            704
Net income                      109             95                  238            241


Summarized financial information of Changes is as follows:

                               AS OF JUNE 30, 1998
                               -------------------
                                   (UNAUDITED)
Current assets                       $ 6,902
Noncurrent assets                     12,843
Current liabilities                    3,427
Noncurrent liabilities                    --
Shareholder's equity                  16,318

                           THREE MONTHS ENDED JUNE 30, 1998         SIX MONTHS ENDED JUNE 30, 1998
                           --------------------------------         ------------------------------
                                    (UNAUDITED)                              (UNAUDITED)
Net sales                           $13,482                                   $26,048
Gross profit                         11,274                                    21,524
Net income                            1,124                                     2,084

Summarized Financial information of Bronson Laboratories, Inc. is as follows:

                               AS OF JUNE 30, 1998
                               -------------------
                                   (UNAUDITED)
Current assets                       $ 5,950
Noncurrent assets                     41,588
Current liabilities                    2,618
Noncurrent liabilities                    --
Shareholder's equity                  44,920

                           THREE MONTHS ENDED JUNE 30, 1998
                           --------------------------------
                                    (UNAUDITED)
Net sales                            $2,755
Gross profit                          1,508
Net income                              210

Summarized Financial information of Health Factors International, Inc. is as follows:

                               AS OF JUNE 30, 1998
                               -------------------
                                   (UNAUDITED)
Current assets                       $ 4,585
Noncurrent assets                      7,596
Current liabilities                      629
Noncurrent liabilities                    --
Shareholder's equity                  11,552

                           THREE MONTHS ENDED JUNE 30, 1998
                           --------------------------------
                                    (UNAUDITED)
Net sales                            $1,811
Gross profit                            456
Net income                              158

3. INVENTORIES

Inventories consist of the following:


                                           JUNE 30, 1998      DECEMBER 31, 1997
                                            (UNAUDITED)
     Raw Materials                           $27,892              $16,340
     Work in Process                          10,192                7,393
     Finished Goods                           18,766               13,521
                                             -------              -------
           Total                             $56,850              $37,254
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

The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended June 30, 1998 and 1997 were 30,880,936 and 27,000,000, respectively, and for the six months ended June 30, 1998 and 1997 were 29,110,829 and 27,000,000, respectively.

Additionally, for the diluted calculation, 296,266 and 24,657 of equivalent common shares were included for the three months ended June 30, 1998 and 1997, respectively, and 174,105 and 20,300 of equivalent common shares were included for the six months ended June 30, 1998 and 1997, respectively.

5. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the six months ended June 30, 1998 there are no items of comprehensive income as defined in the pronouncement.

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These pronouncements are not expected to have a material impact on the Company's financial statements.

6. SECOND PUBLIC OFFERING

In April 1998, the Company completed a second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering after expenses were approximately $147.5 million. Of the net proceeds to the Company, approximately $56.1 million was used to pay the purchase price for the Bronson acquisition (discussed in Note 7), including related fees and expenses; approximately $40.1 million was used to redeem $35.0 million of the Company's senior subordinated notes at a redemption price of 109 1/2 percent, plus accrued and unpaid interest; approximately $9.9 million was used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest; and approximately $41.4 million was available for working capital and other general corporate purposes.

In July, the Company purchased $18.1 million of its senior subordinated notes on the open market at a price of 112 1/2 percent or $20.4 million with interest of $.4 million totaling $20.8 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

7. BRONSON ACQUISITION

On April 30, 1998 the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson Division of Jones Medical Industries, Inc. The purchase price was approximately $56.1 million, including related fees and expenses. Bronson manufactures, markets and distributes a line of over 350 vitamins, herbs, nutritional supplements and health and beauty aids, which are sold under the Bronson(R) name through catalogs and direct mailings to customers, including healthcare and nutritional professionals and mail order and retail customers. Bronson also markets its MD Pharmaceutical(R) brand exclusively to United States military commissaries.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

The Company operates in one business segment, the manufacturing and marketing of brand name nutritional supplements. Within this segment, the Company operates in four primary business areas: the TWINLAB division, the herbal products division, the network marketing division and the catalog mail order division. Products sold under the Twinlab division name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The herbal products division includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs division and a full line of herbal teas marketed by the Alvita Tea division. The Company's network marketing activities are conducted through Changes International, which was acquired in November 1997. The catalog mail order division activities are conducted through Bronson which was acquired on April 30, 1998. In addition, the Company's publishing activities are conducted through its subsidiary, Advanced Research Press, Inc.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES: Net sales for the six months ended June 30, 1998 were $152.0 million, an increase of $56.3 million, or 58.8%, as compared to net sales of $95.7 million for the six months ended June 30, 1997. The 58.8% increase was attributable to increases in gross sales, which were due to the Company's increased sales volume. TWINLAB brand net sales contributed $75.1 million, a decrease of $1.8 million, or 2.4% as compared to $76.9 million for the six months ended June 30, 1997. The decrease in net sales was primarily due to a decrease in special formula product sales and an increase in discounts and allowances on the TWINLAB brand products. Herbal products contributed $44.1 million, an increase of $27.9 million or 171.1% as compared to $16.2 million for the six months ended June 30, 1997. The herbal category continued to benefit from the strong demand for St. John's Wort, Gingko, Kava Kava and Saw Palmetto. Publishing activities contributed $2.2 million as compared to $2.6 million for the six months ended June 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $26.0 million to net sales. The catalog mail order division acquired on April 30, 1998 contributed $4.6 million to net sales.

GROSS PROFIT: Gross profit for the six months ended June 30, 1998 was $75.8 million, which represented an increase of $34.7 million, or 84.3%, as compared to $41.2 million for the six months ended June 30, 1997. Gross profit margin was 49.9% for the six months ended June 30, 1998, as compared to 43.0% for the six months ended June 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the six months ended June 30, 1998. The increase in gross profit margin for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

OPERATING EXPENSES: Operating expenses were $44.7 million for the six months ended June 30, 1998, representing an increase of $26.6 million, or 147.0%, as compared to $18.1 million for the six months ended June 30, 1997. As a percent of net sales, operating expenses increased from 18.9% for the six months ended June 30, 1997 to 29.4% for the six months ended June 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the six months ended June 30, 1998, comprised primarily of an increase in the Company's advertising expenses and increased commission expense for the network marketing division.

INCOME FROM OPERATIONS: Income from operations was $31.2 million for the six months ended June 30, 1998, representing an increase of $8.1 million, or 35.1%, as compared to $23.1 million for the six months ended June 30, 1997. Income from operations margin decreased to 20.5% of net sales for the six months ended June 30, 1998, as compared to 24.1% of net sales for the six months ended June 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was primarily due to higher operating expenses as a percent of net sales of the six months ended June 30, 1998.

OTHER EXPENSE: Other expense was $4.5 million for the six months ended June 30, 1998, as compared to $6.1 million for the six months ended June 30, 1997. The net decrease of $1.6 million is primarily due to increased interest income of $.8 million and decreased interest expense of $.8 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998 (see note 6 to the Company's unaudited consolidated financial statements).

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES: Net sales for the three months ended June 30, 1998 were $78.6 million, an increase of $34.0 million, or 76.3%, as compared to net sales of $44.6 million for the three months ended June 30, 1997. The 76.3% increase was attributable to increases in gross sales, which were due to the Company's increased sales volume. Net sales of Twinlab products were $41.2 million, an increase of $5.9 million or 16.7%, as compared to $35.3 million for the three months ended June 30, 1997. The increase in net sales of Twinlab products was primarily due to an increase in vitamins, sports nutrition and special formula product lines. Herbal products contributed $18.3 million, an increase of $10.2 million, or 126.6%, from the $8.1 million in net sales for the three months ended June 30, 1997. The herbal category continued to benefit from the strong demand for St. John's Wort, Gingko, Kava Kava and Saw Palmetto. Publishing contributed $1.1 million as compared to $1.2 million for the three months ended June 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $13.5 million in net sales during the three months ended June 30, 1998. The catalog mail order division acquired on April 30, 1998 contributed $4.6 million to net sales.

GROSS PROFIT: Gross profit for the three months ended June 30, 1998 was $39.6 million, which represented an increase of $20.4 million, or 106.6%, as compared to $19.2 million for the three months ended June 30, 1998. Gross profit margin was 50.4% for the three months ended June 30, 1998, as compared to 43.0% for the three months ended June 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended June 30, 1998. The increase in gross profit margin for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

OPERATING EXPENSES: Operating expenses were $24.6 million for the three months ended June 30, 1998, representing an increase of $16.2 million, 193.3%, as compared to $8.4 million for the three months ended June 30, 1997. As a percent of net sales, operating expenses increased from 18.9% for the three months ended June 30, 1997 to 31.4% for the three months ended June 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the three months ended June 30, 1998, comprised primarily of an increase in the Company's advertising expenses and increased commission expense for the network marketing division.

INCOME FROM OPERATIONS: Income from operations was $15.0 million for the three months ended June 30, 1998, representing an increase of $4.2 million, or 39.1%, as compared to $10.8 million for the three months ended June 30, 1997. Income from operations margin decreased to 19.1% of net sales for the three months ended June 30, 1998, as compared to 24.2% of net sales for the three months ended June 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was primarily due to higher operating expenses as a percent of net sales for the three months ended June 30, 1998.

OTHER EXPENSE: Other expense was $1.4 million for the three months ended June 30, 1998, as compared to $3.1 million for the three months ended June 30, 1997. The net decrease of $1.7 million is primarily due to increased interest income of $.8 million and decreased interest expense of $.9 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998 (see note 6 to the Company's unaudited consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, cash provided by operating activities was $9.0 million, as compared to $2.1 million for the six months ended June 30, 1997. Cash provided from financing activities was $95.4 million for the six months ended June 30, 1998, and cash used for financing activities was $3.1 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, cash generated was a result of the second public offering of common stock offset by payment of debt, including the redemption of $35 million aggregate principal amount of senior subordinated notes.

Capital expenditures were $4.8 million and $2.9 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency and for the expansion of the Utah facility. Capital expenditures are expected to be approximately $17.0 million during 1998, approximately $13.3 million of which will be used for the expansion of the Utah facility and the remainder for the purchase of production equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. The Company recently entered into a lease for approximately 21,000 square feet of office space in Hauppauge, New York for its executive and administrative personnel and has entered into a lease for 106,000 square feet of space in Bohemia, New York for distribution, warehouse and packaging (tablet and capsule) operations.

Twinlab has no operations of its own, and accordingly, has no independent means of generating revenue. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture, dated as of May 7, 1996, as amended, among Twinlab, Twin Laboratories Inc., ARP, Changes International, Bronson and State Street Bank and Trust Company, as trustee, relating to the senior subordinated notes and the amended revolving credit facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

In April 1998, the Company completed a second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering after expenses were approximately $147.5 million. Of the net proceeds to the Company, approximately $56.1 million was used to pay the purchase price for the Bronson acquisition (discussed in Note 7 to the Company's unaudited consolidated financial statements), including related fees and expenses; approximately $40.1 million was used to redeem $35.0 million aggregate principal amount of the Company's senior subordinated notes at a redemption price of 109 1/2 percent, plus accrued and unpaid interest; approximately $9.9 million was used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest; and approximately $41.4 million was available for working capital and other general corporate purposes.

On April 30, 1998 the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson Division of Jones Medical Industries, Inc. The purchase price was approximately $56.1 million including related fees and expenses. Bronson manufactures, markets and distributes a line of over 350 vitamins, herbs, nutritional supplements and health and beauty aids, which are sold under the Bronson(R) name through catalogs and direct mailings to customers, including healthcare and nutritional professionals and mail order and retail customers. Bronson also markets its MD Pharmaceutical(R) brand exclusively to United States military commissaries.

In July, the Company purchased $18.1 million aggregate principal amount of senior subordinated notes in the open market at a price of 112 1/2% percent or $20.4 million with interest of $.4 million totaling $20.8 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, borrowings under its amended revolving credit facility and the remaining proceeds from its second public offering. As of July 30, 1998, approximately $50 million of borrowings were available under the amended revolving credit facility for working capital requirements and general corporate purposes.

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

YEAR 2000

The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company is communicating with customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this survey, the Company will identify any existing risks to be addressed. At this time, the Company believes that any risks are minimal. At the present time, the Company believes that its systems are substantially Year 2000 compliant. Plans are in place to bring all Company systems into compliance by mid-year 1999 with a total cost estimated to be in the range of $50,000-$200,000. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in the periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof of, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                                    PART II
                               OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a) The Annual Meeting of Stockholders of the Company was held on June 17, 1998, at which meeting the stockholders voted to elect directors of the Company, adopt the Twinlab Corporation 1998 Stock Incentive Plan and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors of the fiscal year ending December 31, 1998.

     The results of the matters voted on the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:


        NOMINEE                FOR       AGAINST         WITHHELD       NON-VOTING
    ________________________________________________________________________________

     Brian Blechman           19,846,630     0              103,657        8,092,346
     Dean Blechman            19,846,680     0              103,607        8,092,346
     Neil Blechman            19,846,580     0              103,707        8,092,346
     Ross Blechman            19,846,605     0              103,682        8,092,346
     Steve Blechman           19,846,705     0              103,582        8,092,346
     John G Danhakl           19,661,805     0              288,482        8,092,346
     Jennifer Holden-Dunbar   19,847,005     0              103,282        8,092,346
     Jonathan D. Sokoloff     19,670,805     0              279,482        8,092,346
     Stephen Welling          23,188,062     0              270,841        8,092,346

(d) Other matters voted upon at the meeting and the results of those votes are as follows:


                                                  FOR            AGAINST         ABSTAIN       NON-VOTING
                                                __________________________________________________________

     Adoption of the Twinlab Corporation 1998
     Stock Incentive Plan                         16,481,808     3,441,361      27,118         8,092,346
     Ratification of Deloitte & Touche LLP as
     the Company's independent auditors           19,940,836         3,347       6,104         8,092,346


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27 Financial Data Schedule

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on May 12, 1988, with respect to the Bronson acquisition.

     A report on Form 8-KA was filed on July 14, 1998, with respect to the Bronson acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TWINLAB CORPORATION


                         By:  /s/ Ross Blechman
                              __________________________________________________
                              Ross Blechman
                              Chairman, President and Chief Executive Officer


                         By:  /s/ John McCusker
                              __________________________________________________
                              John McCusker
                              Chief Financial Officer


Date: August 14, 1998