Form 10-Q/A
period 1998-06-30
TWINLAB CORP
filed 1998-08-24
CIK 1015868

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q/A


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

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:


        NOMINEE                  FOR       AGAINST    WITHHELD        NON-VOTING
    ____________________________________________________________________________

     Brian Blechman           19,846,630      0        103,657        11,600,962
     Dean Blechman            19,846,680      0        103,607        11,600,962
     Neil Blechman            19,846,580      0        103,707        11,600,962
     Ross Blechman            19,846,605      0        103,682        11,600,962
     Steve Blechman           19,846,705      0        103,582        11,600,962
     John G Danhakl           19,661,805      0        288,482        11,600,962
     Jennifer Holden-Dunbar   19,847,005      0        103,282        11,600,962
     Jonathan D. Sokoloff     19,670,805      0        279,482        11,600,962
     Stephen Welling          19,726,538      0        223,749        11,600,962

(d) Other matters voted upon at the meeting and the results of those votes are as follows:


                                                  FOR            AGAINST         ABSTAIN       NON-VOTING
                                                __________________________________________________________

     Adoption of the Twinlab Corporation 1998
     Stock Incentive Plan                         16,481,808     3,441,361      27,118         11,600,962
     Ratification of Deloitte & Touche LLP as
     the Company's independent auditors           19,940,836         3,347       6,104         11,600,962


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


Date: August 24, 1998