Form 10-Q
period 1998-09-30
TWINLAB CORP
filed 1998-11-16
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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



                                  YES /X/  NO / /


At October 31, 1998, the registrant had 32,704,849 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

         (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        SEPTEMBER 30, 1998    DECEMBER 31, 1997(1)
                                                        ------------------    --------------------
                                                           (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  16,271             $   4,212
  Accounts receivable, net of allowance for bad
     debts of $482 at September 30, 1998 and $467 at
      December 31, 1997                                        54,394                44,890
  Inventories                                                  58,081                37,525
  Deferred tax assets                                           1,817                 1,615
  Prepaid expenses and other current assets                     3,656                 1,324
                                                            ---------             ---------
             Total Current Assets                             134,219                89,566

Property, plant and equipment, net                             26,051                14,263

Deferred tax assets                                            48,878                48,777

Other assets                                                   69,826                20,404
                                                            ---------             ---------
TOTAL                                                       $ 278,974             $ 173,010
                                                            =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                         $     126             $  14,112
  Accounts payable                                             17,847                17,172
  Accrued expenses and other current liabilities               17,011                10,578
                                                            ---------             ---------
             Total Current Liabilities                         34,984                41,862
Long-term debt, less current portion                           43,449               100,267
                                                            ---------             ---------
             Total Liabilities                                 78,433               142,129
                                                            ---------             ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                       --                    --
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 32,704,849 shares outstanding as of
     September 30, 1998 and 28,470,100 shares
      outstanding as of December 31, 1997                      32,705                28,470
  Additional paid-in capital                                  289,324               145,917
  Accumulated deficit                                        (121,488)             (143,506)
                                                            ---------             ---------
             Total Shareholders' Equity                       200,541                30,881
                                                            ---------             ---------
TOTAL                                                       $ 278,974             $ 173,010
                                                            =========             =========

1) Includes the amounts for the balance sheet of PR Nutrition, Inc., which was acquired on August 20, 1998 and has been accounted for as a pooling of interests.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                                 -------------                          -------------
                                                            1998                 1997(1)           1998                 1997(1)
                                                          ---------            ---------         ---------            ---------
                                                                    (UNAUDITED)                            (UNAUDITED)
NET SALES                                                 $  90,552            $  53,307         $ 253,351            $ 157,812
COST OF SALES                                                43,766               30,352           123,193               87,192
                                                          ---------            ---------         ---------            ---------
GROSS PROFIT                                                 46,786               22,955           130,158               70,620
OPERATING EXPENSES                                           27,322               12,099            76,766               34,361
MERGER EXPENSES                                               1,503                 --               1,503                 --
                                                          ---------            ---------         ---------            ---------
INCOME FROM OPERATIONS                                       17,961               10,856            51,889               36,259
OTHER (EXPENSE) INCOME:
  Interest income                                               345                   40             1,271                  130
  Interest expense                                           (1,495)              (3,136)           (6,863)              (9,327)
  Other                                                           8                   11               (47)                  23
                                                          ---------            ---------         ---------            ---------
                                                             (1,142)              (3,085)           (5,639)              (9,174)
INCOME BEFORE PROVISION FOR INCOME TAXES AND
EXTRAORDINARY ITEM                                           16,819                7,771            46,250               27,085
PROVISION FOR INCOME TAXES                                    6,545                2,784            16,939                9,414
                                                          ---------            ---------         ---------            ---------
INCOME BEFORE EXTRAORDINARY ITEM                             10,274                4,987            29,311               17,671
EXTRAORDINARY ITEM, NET OF TAX                               (2,076)                --              (4,941)                --
                                                          ---------            ---------         ---------            ---------
NET INCOME                                                $   8,198            $   4,987         $  24,370            $  17,671
                                                          =========            =========         =========            =========

BASIC INCOME PER SHARE
Income Before Extraordinary Item                          $    0.31            $    0.18         $    0.94            $    0.63
Extraordinary Item                                            (0.06)                --               (0.16)                --
                                                          ---------            ---------         ---------            ---------
Net Income                                                $    0.25            $    0.18         $    0.78            $    0.63
                                                          =========            =========         =========            =========

DILUTED INCOME PER SHARE
Income Before Extraordinary Item                          $    0.31            $    0.18         $    0.94            $    0.63
Extraordinary Item                                            (0.06)                --               (0.16)                --
                                                          ---------            ---------         ---------            ---------
Net Income                                                $    0.25            $    0.18         $    0.78            $    0.63
                                                          =========            =========         =========            =========

Weighted average common shares used in computing
basic income per share                                       32,705               28,150            31,084               28,150
                                                          =========            =========         =========            =========
Weighted average common shares used in computing
diluted income per share                                     32,792               28,201            31,229               28,180
                                                          =========            =========         =========            =========

Pro forma relating to change in tax status:
  Historical income before provision for income
   taxes and extraordinary item                           $  16,819            $   7,771         $  46,250            $  27,085
Pro forma provision for income taxes                          6,622                2,997            18,106               10,536
                                                          ---------            ---------         ---------            ---------

Pro forma income before extraordinary item                   10,197                4,774            28,144               16,549
Extraordinary item                                           (2,076)                --              (4,941)                --
                                                          ---------            ---------         ---------            ---------
Pro forma net income                                      $   8,121            $   4,774         $  23,203            $  16,549
                                                          =========            =========         =========            =========

Basic income before extraordinary item per share          $    0.31(2)         $    0.17         $    0.91(2)         $    0.59
                                                          =========            =========         =========            =========
Diluted income before extraordinary item per share        $    0.31(2)         $    0.17         $    0.90(2)         $    0.59
                                                          =========            =========         =========            =========
Basic net income per share                                $    0.25            $    0.17         $    0.75            $    0.59
                                                          =========            =========         =========            =========
Diluted net income per share                              $    0.25            $    0.17         $    0.74            $    0.59
                                                          =========            =========         =========            =========

(1) Includes the operations of PR Nutrition, Inc., which was acquired on August 20, 1998 and has been accounted for as a pooling of interests.

(2) Basic and diluted income before extraordinary item per share, excluding $1,503 of merger expenses related to PR Nutrition, Inc.($924 net of tax), would have been $.034 and $0.93 for the three and the nine months ended September 30, 1998, respectively.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1998                 1997(1)
                                                                               ---------            ---------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  24,370            $  17,671
  Adjustment to reconcile net income to net cash provided by operating activities:
     Extraordinary item                                                            4,941                   --
     Depreciation and amortization                                                 3,406                1,434
     Bad debt expense                                                                 22                   --
     Deferred income taxes                                                         2,829                2,895
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (7,622)              (3,182)
       Inventories                                                               (13,544)              (7,627)
       Prepaid expenses and other current assets                                  (2,090)                (860)
       Accounts payable                                                             (284)                 714
       Accrued expenses and other current liabilities                              4,781                 (221)
                                                                               ---------            ---------

             Net cash provided by operating activities                            16,809               11,024
                                                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                                           (56,105)                  --
  Proceeds from sale of property plant and equipment                                  --                2,492
  Acquisition of property, plant and equipment                                    (9,245)              (3,286)
  (Increase)decrease in other assets                                              (7,924)                 169
                                                                               ---------            ---------

             Net cash used in investing activities                               (73,274)                (625)
                                                                               ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                                 700                2,395
  Distributions to shareholders                                                   (2,352)              (2,712)
  Payments of debt                                                               (14,606)              (8,241)
  Redemption of senior subordinated notes and related premium                    (62,687)                  --
  Proceeds from exercise of stock options                                             80                   --
  Net proceeds from common stock offering                                        147,506                   --
  Principal payments of capital lease obligations                                   (117)                (108)
                                                                               ---------            ---------
             Net cash provided by (used in) financing activities                  68,524               (8,666)
                                                                               ---------            ---------

Net increase in cash and cash equivalents                                         12,059                1,733
Cash and cash equivalents at beginning of period                                   4,212                3,955
                                                                               ---------            ---------
Cash and cash equivalents at end of period                                     $  16,271            $   5,688
                                                                               =========            =========

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                                                 $   6,667            $   6,630
                                                                               =========            =========
      Income taxes                                                             $  12,134            $   7,734
                                                                               =========            =========

(1) Includes the amounts for PR Nutrition, Inc., which was acquired on August 20, 1998 and has been accounted for as a pooling of interests.

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.    SUMMARY OF ACCOUNTING POLICIES

      In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries as of September 30, 1998, the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2.    ACQUISITIONS

      On April 30, 1998 the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson Division of Jones Medical Industries, Inc. The purchase price was approximately $56.1 million, including related fees and expenses. Bronson manufactures, markets and distributes a line of over 350 vitamins, herbs, nutritional supplements and health and beauty aids, which are sold under the Bronson(R) name through catalogs and direct mailings to customers, including healthcare and nutritional professionals and mail order and retail customers. Bronson markets its MD Pharmaceutical(R) brand exclusively to United State military commissaries. This transaction has been accounted for as a purchase.

      On August 20, 1998, the Company acquired PR Nutrition, Inc. ("PR") of San Diego, California for 1,150,000 shares of common stock having a market value at the date of the merger of approximately $39.7 million. PR markets and distributes nutritionally enhanced sports performance and nutrient replacement products, which include food bars and powdered drinks, that are marketed to active lifestyle consumers. The transaction has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been retroactively restated to include the accounts of PR for all periods presented. The following is a reconciliation of certain restated amounts with amounts previously reported:

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,1997             SEPTEMBER 30,1997
                                           -----------------             -----------------
      Revenues:
      As previously reported                  $ 49,189                        $144,925
      Effect of PR pooling-of-interest           4,118                          12,887
                                              --------                        --------
      As restated                             $ 53,307                        $157,812
                                              ========                        ========

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,1997      SEPTEMBER 30,1997
                                                 -----------------      -----------------
      Net Income:
      As previously reported                         $ 4,466               $14,871
      Effect of PR pooling-of-interest                   521                 2,800
                                                     -------               -------
      As restated                                    $ 4,987               $17,671
                                                     =======               =======


                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,1997      SEPTEMBER 30,1997
                                                -----------------      -----------------
      Diluted Income Per Share:
      As previously reported                         $0.17                   $0.55
      Effect of PR pooling-of-interest                0.01                    0.08
                                                     -----                   -----
      As restated                                    $0.18                   $0.63
                                                     =====                   =====

      PR was a Subchapter S Corporation for federal income tax purposes prior to the transaction and accordingly, no federal income taxes were provided in its financial statements prior to August 20, 1998. To allow for comparability, pro forma results have been provided for all periods showing the combined results with a pro forma provision for income taxes for PR.


3.    CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

      The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis, is as follows:


                                                                 SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                                                 ------------------         -----------------
CONDENSED BALANCE SHEETS                                            (UNAUDITED)               (RESTATED)
ASSETS
Cash                                                                 $   3,289                $     169
Investment in subsidiaries                                             197,252                   30,712
                                                                     ---------                ---------
                                                                     $ 200,541                $  30,881
                                                                     =========                =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value;2,000,000 shares
  authorized; none issued                                            $    --                  $    --
Common stock, $1.00 par value; 75,000,000
  shares authorized; 32,704,849 outstanding as of
   September 30, 1998 and 28,470,100 outstanding as of
   December 31, 1997                                                    32,705                   28,470
Additional paid-in capital                                             289,324                  145,917
Accumulated deficit                                                   (121,488)                (143,506)
                                                                     ---------                ---------
                                                                     $ 200,541                $  30,881
                                                                     =========                =========


                                                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998               1997(RESTATED)           1998          1997(RESTATED)
                                                          -------               -------               -------           -------
CONDENSED STATEMENTS OF INCOME                                       UNAUDITED)                              (UNAUDITED)
   Equity interest in net income of subsidiaries          $ 8,142               $ 5,016               $23,871           $17,828
   Interest income                                            221                     2                   948                 5
                                                          -------               -------               -------           -------
   Income before provision for income taxes                 8,363                 5,018                24,819            17,833
   Provision for income taxes                                 165                    31                   449               162
                                                          -------               -------               -------           -------
   Net income                                             $ 8,198               $ 4,987               $24,370           $17,671
                                                          =======               =======               =======           =======

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998                 1997(RESTATED)
                                                           ----                 --------------
                                                                    (UNAUDITED)
CONDENSED STATEMENTS OF CASH FLOW
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                        $  24,370                $  17,671
                                                         ---------                ---------
     CASH FLOWS FROM INVESTING ACTIVITIES
       Equity investments in subsidiaries                 (168,836)                 (17,668)
                                                         ---------                ---------
     CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from second common
          stock offering                                   147,506                     --
       Proceeds from the exercise of stock
          options                                               80                     --
                                                         ---------                ---------
       Net cash provided by financing
          activities                                       147,586                     --
                                                         ---------                ---------
     Net increase in cash                                    3,120                        3
     Cash at beginning of period                               169                      162
                                                         ---------                ---------
     Cash at end of period                               $   3,289                $     165
                                                         =========                =========

      Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International of Fort Walton Beach Inc. ("Changes"), Bronson Laboratories, Inc. and Health Factors International, Inc., both of which form the Bronson Group ("Bronson"), and PR Nutrition Inc. ("PR"), are indirect wholly owned subsidiaries of Twinlab. Twinlab, ARP, Changes, Bronson and PR are guarantors of the senior subordinated notes of Twin.

      The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in Twin and, through Twin, in ARP, Changes, Bronson and PR. Twin has no direct or indirect subsidiaries other than ARP, Changes, Bronson and PR. Twin has no stockholder other than Twinlab. Accordingly, the Company has determined that separate financial statements of Twin, ARP, Changes, Bronson, and PR would not be material to investors and, therefore, are not included herein.

Summarized financial information of Twin is as follows:

                                  AS OF SEPTEMBER 30, 1998            AS OF DECEMBER 31, 1997
                                  ------------------------            -----------------------
                                       (UNAUDITED)                         (RESTATED)
          Current assets                  $130,890                        $ 89,388
          Noncurrent assets                144,767                          83,454
          Current liabilities               38,091                          45,951
          Noncurrent liabilities            43,449                         100,267
          Shareholder's equity             194,117                          26,624


                                       THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------             -------------------------------
                                        1998              1997(RESTATED)             1998          1997(RESTATED)
                                        ----              --------------             ----          --------------
                                               (UNAUDITED)                                 (UNAUDITED)
          Net sales                $    90,552              $    53,307        $   253,351          $   157,812
          Gross profit                  46,786                   70,620            130,158               70,620
          Net income                     8,142                    5,016             23,871               17,828

     Summarized financial information of Twin's subsidiaries is as follows:

     AS OF SEPTEMBER 30, 1998

                                                                        BRONSON          HEALTH
                                                                      LABORATORIES       FACTORS,
                                         ARP            CHANGES           INC.             INC.             PR
                                         ---            -------           ----             ----             --
      Current assets                  $ 1,511          $ 7,805          $ 7,079          $ 4,487          $ 3,376
      Noncurrent assets                   188           12,604           41,041            7,551              432
      Current liabilities                 503            3,221            2,645              363            2,422
      Noncurrent liabilities               --               --               --               --               --
      Shareholder's equity              1,196           17,188           45,475           11,675            1,386


     AS OF DECEMBER 31, 1997



                                         ARP           CHANGES              PR
                                         ---           -------              --
      Current assets                  $ 1,399          $ 4,005          $ 1,321
      Noncurrent assets                   193           13,026              365
      Current liabilities                 568            2,685            1,127
      Noncurrent liabilities             --               --                 22
      Shareholder's equity              1,024           14,346              537



     THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                BRONSON          HEALTH
                                                              LABORATORIES       FACTORS
                                ARP           CHANGES             INC.             INC.             PR
                                ---           -------             ----             ----             --
      Net Sales             $   933           $13,158          $ 4,558          $ 2,967          $ 5,185
      Gross Profit               46            10,972            2,805              486            3,686
      Net Income                (66)              870              556              122              521

     THREE MONTHS ENDED SEPTEMBER 30, 1997


                              ARP              PR
                              ---              --
      Net Sales             $1,388          $4,118
      Gross Profit             325           2,888
      Net Income               133             521

     NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                              BRONSON           HEALTH
                                                            LABORATORIES        FACTORS,
                               ARP           CHANGES            INC.             INC.             PR
                               ---           -------            ----             ----             --
      Net Sales             $ 3,511          $39,206          $ 7,313          $ 4,778          $15,960
      Gross Profit              720           32,496            4,313              942           11,212
      Net Income                172            2,954              766              280            3,241

       NINE MONTHS ENDED SEPTEMBER 30, 1997


                              ARP                PR
                              ---                --
      Net Sales             $ 4,341          $12,887
      Gross Profit            1,029            9,390
      Net Income                374            2,800

    4.   INVENTORIES

       Inventories consist of the following:

                                  SEPTEMBER 30, 1998      DECEMBER 31,1997
                                  ------------------      ----------------
                                    (UNAUDITED)             (RESTATED)
      Raw Materials                   $29,616                $16,340
      Work in Process                  10,717                  7,393
      Finished Goods                   17,748                 13,792
                                      -------                -------
                 Total                $58,081                $37,525
                                      =======                =======

      The increase from December 31, 1997 of $20,556 is primarily due to an increase in herbal inventories to support higher sales and to the inclusion of Bronson inventories acquired in April 1998.

5.    NET INCOME PER SHARE

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

      The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended September 30, 1998 and 1997 were 32,704,766 and 28,150,000, respectively, and for the nine months ended September 30, 1998 and 1997 were 31,084,411 and 28,150,000, respectively.

      Additionally, for the diluted calculation, 86,819 and 50,928 of equivalent common shares were included for the three months ended September 30, 1998 and 1997, respectively, and 145,009, and 30,257 of equivalent common shares representing the dilutive effect of the Company's stock options were included for the nine months ended September 30, 1998 and 1997, respectively.


6.    SECOND PUBLIC OFFERING

      In April 1998, the Company completed a second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering after expenses were approximately $147.5 million. Of the net proceeds to the Company, approximately $56.1 million was used to pay the purchase price for the Bronson acquisition including related fees and expenses; approximately $40.1 million was used to redeem $35.0 million of the Company's senior subordinated notes at a redemption price of 109-1/2 percent, plus accrued and unpaid interest; approximately $9.9 million was used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest; and approximately $41.4 million was available for working capital and other general corporate purposes.

      In July 1998, the Company purchased $18.1 million aggregate principal amount of senior subordinated notes in the open market at a price of 112-1/2 percent or an aggregate of $20.8 million, including interest of $.4 million. In September 1998, the Company purchased an additional $3.6 million aggregate principal amount of senior subordinated notes in the open market at a price of 108-1/2 percent or an aggregate of $4.1 million, including interest of $.1 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

7.    FTC INQUIRY

      The Company received an inquiry from the Federal Trade Commission("FTC") with respect to the Company's substantiation for certain advertising claims made for its product "Herbal Phen Fuel,". After the Company submitted scientific substantiation to the FTC, the FTC forwarded a proposed consent order (the "Consent Order") to the Company. The proposed Consent Order provides for, among other things: (1) injunctive relief prohibiting the Company from making certain claims for its products without adequate scientific substantiation; and (2) payment of an unspecified sum of money to the FTC. The proposed Consent Order is currently the subject of negotiation between the FTC Staff and the Company. The Company is unable to predict whether it will be able to reach a negotiated settlement of this matter. There can be no assurance that any injunctive relief or monetary payment resulting from resolution of this matter would not have a material adverse effect on the Company.


8.    RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the nine months ended September 30, 1998 there are no items of comprehensive income as defined in the pronouncement.

      Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These pronouncements are not expected to have a material impact on the Company's financial statements.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

      The Company operates in one business segment, the manufacturing and marketing of brand name nutritional supplements. Within this segment, the Company operates in five primary business areas: the TWINLAB division, the herbal products division, the network marketing division, the catalog mail order division, and the PR Nutrition business. Products sold under the Twinlab division name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas and a line of herbal products introduced in September of 1998. The herbal products division includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs division and a full line of herbal teas marketed by the Alvita Tea division. The PR Nutrition business markets and distributes a line of nutritionally enhanced sports performance and nutrient replacement bars and powdered drinks under the PR and Ironman label (brands). The Company's network marketing activities are conducted through Changes International, which was acquired in November 1997. The catalog mail order division activities are conducted through Bronson which was acquired on April 30, 1998. In addition, the Company's publishing activities are conducted through its subsidiary, Advanced Research Press, Inc.


      On August 20, 1998, the Company acquired PR Nutrition, Inc. ("PR") of San Diego, California for 1,150,000 share of common stock having a market value at the date of the merger of approximately $39.7 million. PR markets and distributes nutritionally enhanced sports performance and nutrient replacement products, which include food bars and powdered drinks, that are marketed to active lifestyle consumers. The transaction has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been retroactively restated to include the accounts of PR for all periods presented.


      RESULTS OF OPERATIONS

      NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      NET SALES: Net sales for the nine months ended September 30, 1998 were $253.4 million, an increase of $95.6 million, or 60.5%, as compared to net sales of $157.8 million for the nine months ended September 30, 1997. TWINLAB brand net sales contributed $128.1 million, an increase of $16.0 million, or 14.3% as compared to $112.1 million for the nine months ended September 30, 1997. The increase in net sales was primarily due to an increase in vitamins, sports nutrition and special formula product sales. Herbal products contributed $55.0 million, an increase of $26.0 million or 89.8% as compared to $29.0 million for the nine months ended September 30, 1997. The herbal category benefited from the strong demand for St.John's Wort, Gingko, Kava Kava and Saw Palmetto. The PR bar and powdered drink products contributed $16.0 million, an increase of 23.8% compared to $12.8 million for the nine months ended September 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $39.2 million to net sales. The catalog mail order division acquired on April 30, 1998 contributed $12.1 million to net sales. Publishing activities contributed $3.0 million as compared to $3.8 million for the nine months ended September 30, 1997

      GROSS PROFIT: Gross profit for the nine months ended September 30, 1998 was $130.2 million, which represented an increase of $59.6 million, or 84.3%, as compared to $70.6 million for the nine months ended September 30, 1997. Gross profit margin was 51.4% for the nine months ended September 30, 1998, as compared to 44.7% for the nine months ended September 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the nine months ended September 30, 1998. The increase in gross profit margin for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

      OPERATING EXPENSES: Operating expenses were $76.8 million for the nine months ended September 30, 1998, representing an increase of $42.4 million, or 123.4%, as compared to $34.4 million for the nine months ended September 30, 1997. As a percent of net sales, operating expenses increased from 21.8% for the nine months ended September 30, 1997 to 30.3% for the nine months ended September 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the nine months ended September 30, 1998, comprised primarily of an increase in the Company's advertising expenses and increased commission expense for the network marketing division.

      MERGER EXPENSES: Merger expenses were $1.5 million for the nine months ended September 30, 1998 as a result of the August 20, 1998 acquisition of PR.

      INCOME FROM OPERATIONS: Income from operations was $51.9 million for the nine months ended September 30, 1998, representing an increase of $15.6 million, or 43.1%, as compared to $36.3 million for the nine months ended September 30, 1997. Income from operations margin decreased to 20.5% of net sales for the nine months ended September 30, 1998, as compared to 23.0% of net sales for the nine months ended September 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margin was primarily due to higher operating expenses as a percent of net sales for the nine months ended September 30, 1998.

      OTHER EXPENSE: Other expense was $5.6 million for the nine months ended September 30, 1998, as compared to $9.2 million for the nine months ended September 30, 1997. The net decrease of $3.6 million is primarily due to increased interest income of $1.1 million and decreased interest expense of $2.5 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998.

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


      NET SALES: Net sales for the three months ended September 30, 1998 were $90.6 million, an increase of $37.3 million, or 69.9%, as compared to net sales of $53.3 million for the three months ended September 30, 1997. Net sales of Twinlab products were $53.0 million, an increase of $17.8 million or 50.5%, as compared to $35.2 million for the three months ended September 30, 1997. The increase in net sales of Twinlab products was primarily due to an increase in vitamins, sports nutrition and special formula product lines. Herbal products contributed $10.9 million, a decrease of $1.8 million, or 14.6%, from the $12.7 million in net sales for the three months ended September 30, 1997 due primarily to a decline in sales in the core health food channel. Mass market revenues for the three months ended September 30, 1998 increased 43.1% to $6.7 million from $4.6 million for the three months ended September 30, 1997. High initial pipeline fill by a large customer resulted in lower orders in the three months ended September 30, 1998 compared to levels experienced in the first and second quarter of 1998. However, this was more than offset by sales in the core health food channel and the successful introduction of our new Twinlab TruHerbs and Twinlab Ironman products with the mass market. The PR bar and powdered drinks contributed $5.2 million, an increase of $1.1 million or 25.9% for the three months ended September 30, 1998 as compared to $4.1 million for the three months ended September 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $13.2 million in net sales during the three months ended September 30, 1998. The catalog mail order division acquired on April 30, 1998 contributed $7.5 million to net sales. Publishing contributed $.8 million as compared to $1.2 million for the three months ended September 30, 1997.


      GROSS PROFIT: Gross profit for the three months ended September 30, 1998 was $46.8 million, which represented an increase of $23.8 million, or 103.8%, as compared to $23.0 million for the three months ended September 30, 1997. Gross profit margin was 51.7% for the three months ended September 30, 1998, as compared to 43.1% for the three months ended September 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended September 30, 1998. The increase in gross profit margin for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

      OPERATING EXPENSES: Operating expenses were $27.3 million for the three months ended September 30, 1998, representing an increase of $15.2 million, or 125.8%, as compared to $12.1 million for the three months ended September 30, 1998. As a percent of net sales, operating expenses increased from 22.7% for the three months ended September 30, 1997 to 30.2% for the three months ended September 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the three months ended September 30, 1998, comprised primarily of an increase in the Company's commission expense for the network marketing division and advertising expenses.

      MERGER EXPENSES: Merger expenses were $1.5 million for the three months ended September 30, 1998 as a result of the August 20, 1998 acquisition of PR.

      INCOME FROM OPERATIONS: Income from operations was $18.0 million for the three months ended September 30,1998, representing an increase of $7.1 million, or 65.5%, as compared to $10.9 million for the three months ended September 30, 1997. Income from operations margin decreased to 19.8% of net sales for the three months ended September 30, 1998, as compared to 20.4% of net sales for the three months ended September 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was primarily due to higher operating expenses as a percent of net sales for the three months ended September 30, 1998.

      OTHER EXPENSE: Other expense was $1.1 million for the three months ended September 30, 1998, as compared to $3.1 million for the three months ended September 30, 1997. The net decrease of $2.0 million is primarily due to increased interest income of $.3 million and decreased interest expense of $1.6 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998.

      LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 1998, cash provided by operating activities was $16.8 million, as compared to $11.0 million for the nine months ended September 30, 1997. Net Cash provided from financing activities was $68.5 million for the nine months ended September 30, 1998 (represents the net proceeds of the second public offering of common stock offset by payment of debt, including the redemption and repurchase of $56.8 million aggregate principal amount of senior subordinated notes), and cash used for financing activities was $8.7 million for the nine months ended September 30, 1997.

      Capital expenditures were $9.3 million and $3.3 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency and for the expansion of the Utah facility. Capital expenditures are expected to be approximately $17.0 million during 1998, approximately $13.3 million is being used to expand the Utah facility and the remainder for the purchase of production equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. The Company recently entered into a lease for approximately 21,000 square feet of office space in Hauppauge, New York, for its executive and administrative personnel and has entered into a lease for 106,000 square feet of space in Bohemia, New York for distribution, warehouse and packaging (tablet and capsule) operations.

      Twinlab has no operations of its own, and accordingly, has no independent means of generating revenue. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture, dated as of May 7, 1996, as amended, among Twinlab,

      Twin Laboratories Inc., ARP, Changes International, Bronson, PR and State Street Bank and Trust Company, as trustee, relating to the senior subordinated notes and the amended revolving credit facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.


      In April 1998, the Company completed a second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering after expenses were approximately $147.5 million. Of the net proceeds to the Company, approximately $56.1 million was used to pay the purchase price for the Bronson acquisition (discussed in Note 2), including related fees and expenses; approximately $40.1 million was used to redeem $35.0 million of the Company's senior subordinated notes at a redemption price of 109-1/2 percent, plus accrued and unpaid interest; approximately $9.9 million was used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest; and approximately $41.4 million was available for working capital and other general corporate purposes.

      In July 1998, the Company purchased $18.1 million aggregate principal amount of senior subordinated notes in the open market at a price of 112-1/2 percent or an aggregate of $20.8 million, including interest of $.4 million. In September 1998, the Company purchased an additional $3.6 million aggregate principal amount of senior subordinated notes in the open market at a price of 108-1/2 percent or an aggregate of $4.1 million, including interest of $.1 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

      Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursues its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, borrowings under its amended revolving credit facility and the remaining proceeds from its second public offering. As of October 31, 1998, approximately $50 million of borrowings were available under the amended revolving credit facility for working capital requirements and general corporate purposes.

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


      YEAR 2000

      The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company is communicating with customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this survey, the Company intends to identify any existing risks to be addressed. At this time, the Company believes that any risks are minimal and it believes that its systems are substantially Year 2000 compliant. Plans are in place to bring all Company systems into compliance by mid-year 1999 with a total cost estimated to be in the range of $50,000-$200,000. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                                     PART II
                                OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDING

FTC PROCEEDING

The Company received an inquiry from the Federal Trade Commission("FTC") with respect to the Company's substantiation for certain advertising claims made for its product "Herbal Phen Fuel". After the Company submitted scientific substantiation to the FTC, the FTC forwarded a proposed consent order (the "Consent Order") to the Company. The proposed Consent Order provides for, among other things: (1) injunctive relief prohibiting the Company from making certain claims for its products without adequate scientific substantiation; and (2) payment of an unspecified sum of money to the FTC. The proposed Consent Order is currently the subject of negotiation between the FTC Staff and the Company. The Company is unable to predict whether it will be able to reach a negotiated settlement of this matter. There can be no assurance that any injunctive relief or monetary payment resulting from a resolution of this matter would not have a material adverse effect on the Company.


ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 20, 1998, Twinlab issued an aggregate of 1,150,000 shares of its Common Stock to the shareholders of PR Nutrition, Inc. as the purchase price for all of the outstanding common stock of PR Nutrition, Inc. Such Common Stock was transferred in a transaction that was exempt from registration under Section 4(2) of the Securities Act.


ITEM 5:     OTHER INFORMATION

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to April 3, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the proxy statement relating to the 1999 annual meeting of stockholders.


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27 Financial Data Schedule

(b) Reports on Form 8-K:

    A report on Form 8-KA was filed on July 14, 1998, with respect to the Bronson acquisition.

    A report on Form 8-K was filed on September 4, 1998, with respect to the acquisition of P.R. Nutrition, Inc.

    A report on Form 8-KA was filed on October 2, 1998, with respect to the acquisition of P.R. Nutrition, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TWINLAB CORPORATION




                                   By:    /s/ Ross Blechman
                                        -------------------------------------
                                        Ross Blechman
                                        Chairman, President and Chief
                                        Executive Officer




                                   By:    /s/ John McCusker
                                        -------------------------------------
                                        John McCusker
                                        Chief Financial Officer



DATED:  November 13, 1998