Form 10-Q/A
period 1998-03-31
TWINLAB CORP
filed 1999-03-30
CIK 1015868

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

INTRODUCTORY NOTE

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements contained in such Form 10-Q. Subsequent to the issuance of such Form 10-Q, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months ended March 31, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters.

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TWINLAB CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

              (In thousands except share and per share amounts)
--------------------------------------------------------------------------------

                                                               March 31, 1998    December 31, 1997(1)
                                                               --------------    --------------------
                                                                (unaudited)
                                                               (As restated,
                                                                see Note 6)
Assets

Current Assets:
     Cash and cash equivalents                                   $   8,045            $   4,212
      Accounts receivable, net of allowance for bad
        debts of $423 at March 31, 1998 and $467 at
        December 31, 1997                                           39,006               44,890
     Inventories                                                    50,093               37,525
     Deferred tax assets                                             1,196                1,615
     Prepaid expenses and other current assets                       1,780                1,324
                                                                 ---------            ---------
          Total current assets                                     100,120               89,566

Property, plant and equipment, net                                  14,376               14,263

Deferred tax assets                                                 47,740               48,777

Other assets                                                        22,442               20,404
                                                                 ---------            ---------
Total                                                            $ 184,678            $ 173,010
                                                                 =========            =========

Liabilities and shareholders' equity
Current Liabilities:
     Current portion of long-term debt                           $  10,174            $  14,112
     Accounts payable                                               20,835               17,172
     Accrued expenses and other current liabilities                 15,024               10,578
                                                                 ---------            ---------
          Total current liabilities                                 46,033               41,862
Long-term debt, less current portion                               100,259              100,267
                                                                 ---------            ---------
          Total liabilities                                        146,292              142,129
                                                                 ---------            ---------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value; 2,000,000
        shares authorized; none issued                                  --                   --
     Common stock, $1.00 par value; 75,000,000
        shares authorized; 28,471,900
        shares
        outstanding as of March 31, 1998 and 28,470,100 shares
        outstanding as of
        December 31, 1997                                           28,472               28,470
     Additional paid-in capital                                    145,948              145,917
     Accumulated deficit                                          (136,034)            (143,506)
                                                                 ---------            ---------
        Total shareholders' equity                                  38,386               30,881
                                                                 ---------            ---------
Total                                                            $ 184,678            $ 173,010
                                                                 =========            =========

----------
(1) Includes the amounts for the balance sheet of PR Nutrition, Inc., which was acquired on August 21, 1998 and has been accounted for as a pooling of interests.

                     TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   (In thousands except per share amounts)
--------------------------------------------------------------------------------

                                                   Three Months Ended March 31,
                                                         1998       1997(1)
                                                         ----       ----
                                                            (unaudited)
                                                     (As restated, see Note 6)
NET SALES                                              $ 74,716    $ 50,575
COST OF SALES                                            36,655      27,643
                                                       --------    --------
GROSS PROFIT                                             38,061      22,932
OPERATING EXPENSES                                       22,250      11,505
                                                       --------    --------
INCOME FROM OPERATIONS                                   15,811      11,427
OTHER (EXPENSE) INCOME:
     Interest income                                        101          47
     Interest expense                                    (3,108)     (3,046)
     Other                                                  (71)          6
                                                       --------    --------
                                                         (3,078)     (2,993)
                                                       --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES                 12,733       8,434

PROVISION FOR INCOME TAXES                                4,472       2,721
                                                       --------    --------
NET INCOME                                             $  8,261    $  5,713
                                                       ========    ========

BASIC NET INCOME PER SHARE                             $   0.29    $   0.20
                                                       ========    ========
DILUTED NET INCOME PER SHARE                           $   0.29    $   0.20
                                                       ========    ========

WEIGHTED AVERAGE COMMON SHARES USED IN
 COMPUTING BASIC INCOME PER SHARE                        28,471      28,150
                                                       ========    ========

WEIGHTED AVERAGE COMMON SHARES USED IN
 COMPUTING DILUTED INCOME PER SHARE                      28,523      28,166
                                                       ========    ========

Pro forma relating to change in tax status:
     Historical income before provision
        for income taxes                               $ 12,733    $  8,434
     Pro forma provision for income taxes                 4,996       3,331
                                                       --------    --------
     Pro forma net income                              $  7,737    $  5,103
                                                       ========    ========

     Basic net income per share                        $   0.27    $   0.18
                                                       ========    ========

     Diluted net income per share                      $   0.27    $   0.18
                                                       ========    ========

----------
(1) Includes the amounts for the balance sheet of PR Nutrition, Inc., which was acquired on August 21, 1998 and has been accounted for as a pooling of interests.

                     TWINLAB CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                          (In thousands of dollars)
-------------------------------------------------------------------------------

                                                                        Three Months Ended March 31,
                                                                              1998       1997(1)
                                                                              ----       ----
                                                                                 (unaudited)
                                                                          (As restated, see Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $  8,261    $  5,713
     Adjustment to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                         744         483
           Bad debt expense                                                        6         222
           Deferred income taxes                                               1,456       1,308
           Changes in operating assets and liabilities:
                Accounts receivable                                            5,878       1,598
                Inventories                                                  (12,568)     (8,407)
                Prepaid expenses and other current assets                       (456)       (191)
                Accounts payable                                               3,663       4,693
                Accrued expenses and other current liabilities                 4,457         560
                                                                            --------    --------

                    Net cash provided by operating activities                 11,441       5,979
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                               (452)     (2,323)
     (Increase) decrease in other assets                                      (2,443)        569
                                                                            --------    --------
           Net cash used in investing activities                              (2,895)     (1,754)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                              400          --
     Distributions to shareholders                                              (789)       (843)
     Issuance of Common Stock                                                     22          --
     Payments of debt                                                         (4,310)     (5,024)
     Principal payments of capital lease obligations                             (36)        (36)
                                                                            --------    --------
            Net cash used in financing activities                             (4,713)     (5,903)
                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents                           3,833      (1,678)
Cash and cash equivalents at beginning of period                               4,212       3,955
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $  8,045    $  2,277
                                                                            ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the periods for:
             Interest                                                       $    375    $    272
                                                                            ========    ========
             Income taxes                                                   $  1,544    $  1,314
                                                                            ========    ========

----------
(1) Includes the amounts for the balance sheet of PR Nutrition, Inc., which was acquired on August 21, 1998 and has been accounted for as a pooling of interests.

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of March 31, 1998, the results of its operations for the three months and nine months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2.    ACQUISITIONS

      On August 21, 1998, the Company acquired PR Nutrition, Inc. ("PR") of San Diego, California for 1,150,000 shares of common stock having a market value at the date of the merger of approximately $39.7 million. PR markets and distributes nutritionally enhanced sports performance and nutrient replacement products, which include food bars and powdered drinks, that are marketed to active lifestyle consumers. The transaction has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been retroactively restated to include the accounts of PR for all periods presented. The following is a reconciliation of certain restated amounts with amounts previously reported:

                                                Three Months Ended March 31, 1998         Three Months Ended March 31, 1997
                                                ---------------------------------         ---------------------------------
      Revenues:
      As previously reported                                $73,451                                     $51,169
      Effect of PR pooling-of-interest                        5,062                                       4,455
                                                            -------                                     -------
      As restated (a)                                       $78,513                                     $55,624
                                                            =======                                     =======


                                                Three Months Ended March 31, 1998         Three Months Ended March 31, 1997
                                                ---------------------------------         ---------------------------------
      Net Income:
      As previously reported                                $ 7,987                                     $ 5,667
      Effect of PR pooling-of-interest                        1,308                                       1,499
                                                            -------                                     -------
      As restated(a)                                        $ 9,295                                     $ 7,166
                                                            =======                                     =======

                                                Three Months Ended March 31, 1998         Three Months Ended March 31, 1997
                                                ---------------------------------         ---------------------------------
      Diluted Income Per Share:
      As previously reported                                $  0.29                                     $  0.21
      Effect of PR pooling-of-interest                         0.04                                        0.04
                                                            -------                                     -------
      As restated(a)                                        $  0.33                                     $  0.25
                                                            =======                                     =======

      (a) Restated amounts do not give effect to the "restatement" described in Note 7.

      PR was a Subchapter S Corporation for federal income tax purposes prior to the transaction and accordingly, no federal income taxes were provided in its financial statements prior to August 21, 1998. To allow for comparability, pro forma results have been provided for all periods showing the combined results with a pro forma provision for income taxes for PR.

3.    CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

      The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances, or other distributions to Twinlab Corporation ("Twinlab") by any of its subsidiaries except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis and with 1998 information restated for the matter discussed in Note 7, is as follows:

      Condensed Balance Sheets                        March 31, 1998            December 31, 1997
                                                      --------------            -----------------
      Assets
        Cash                                              $     171                 $     169
        Investment in subsidiaries                           38,215                    30,712
                                                          ---------                 ---------
                                                          $  38,386                 $  30,881
                                                          =========                 =========
      Shareholders' Equity
      Preferred stock, $.01 par value
         2,000,000 shares authorized; none issued
      Common stock, $1.00 par value,                      $      --                 $      --
         75,000,000 shares authorized;28,471,900
         outstanding as of March 31, 1998 and
         28,470,100 outstanding as of
         December 31, 1997                                   28,472                    28,470
      Additional paid-in capital                            145,948                   145,917
      Accumulated deficit                                  (136,034)                 (143,506)
                                                          ---------                 ---------
                                                          $  38,386                 $  30,881
                                                          =========                 =========

      Condensed Statements of Income                          Three Months Ended March 31,
                                                             1998                      1997
                                                          ---------                 ---------
      Equity interest in net income of subsidiaries       $   3,286                 $   5,812
      Interest income                                             2                         1
                                                          ---------                 ---------
      Income before provision for income taxes                8,288                     5,813
      Provision for income taxes                                 27                       100
                                                          ---------                 ---------
      Net income                                          $   8,261                 $   5,713
                                                          =========                 =========

      Condensed Statements of Cash Flow

                                                              Three Months Ended March 31,
                                                             1998                      1997
                                                          ---------                 ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                       $   8,261                 $   5,713
      CASH FLOWS USED IN INVESTING ACTIVITIES:
         Equity investments in subsidiaries                  (8,281)                   (5,712)
      CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common stock                                22                        --
                                                          ---------                 ---------
      Net increase in cash                                        2                         1
      Cash at beginning of period                               169                       162
                                                          ---------                 ---------
      Cash at end of period                               $     171                 $     163
                                                          =========                 =========

      Twin Laboratories Inc. ("Twin") is a direct wholly-owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"),Changes International Inc. of Fort Walton Beach ("Changes International") and PR are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes and PR are guarantees of the senior subordinated notes of Twin.

      The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in Twin and, through Twin, in ARP, Changes International and PR. Twin has no direct or indirect subsidiaries other than ARP, Changes International and PR; and Twin has no other stockholder than Twinlab. Accordingly, the Company has determined that separate financial statements of Twin, ARP, Changes International and PR would not be material to investors and, therefore, are not included herein.

      Summarized financial information (information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 restated for the matter discussed in Note 7) of Twin is as follows:

                                 As of March 31, 1998    As of December 31, 1997
                                 --------------------    -----------------------
      Current assets                  $ 99,949                $ 89,398
      Noncurrent assets                 84,558                  83,444
      Current liabilities               50,128                  45,952
      Noncurrent liabilities           100,259                 100,267
      Shareholder's equity              34,120                  26,623

                                                Three Months Ended March 31,
                                                   1998              1997
                                                 -------           -------
      Net sales                                  $74,716           $50,575
      Gross profit                                38,061            22,932
      Net income                                   8,286             5,812

     Summarized financial information of ARP is as follows:

                                 As of March 31, 1998    As of December 31, 1997
                                 --------------------    -----------------------
      Current assets                  $1,625                  $1,399
      Noncurrent assets                  191                     193
      Current liabilities                664                     568
      Noncurrent liabilities              --                      --
      Shareholder's equity             1,152                   1,024

                                                Three Months Ended March 31,
                                                   1998              1997
                                                 -------           -------
      Net sales                                   $1,343            $1,591
      Gross profit                                   345               406
      Net income                                     129               146

      Summarized financial information of Changes International is as follows:

                                 As of March 31, 1998
                                 --------------------
      Current assets                  $ 5,746
      Noncurrent assets                12,891
      Current liabilities               3,335
      Noncurrent liabilities               --
      Shareholder's equity             15,302

                                                Three Months Ended March 31,1998
                                                --------------------------------
      Net sales                                              $12,566
      Gross profit                                            10,250
      Net income                                                 960

      Summarized financial information of PR Nutrition:

                                 As of March 31, 1998    As of December 31, 1997
                                 --------------------    -----------------------
      Current assets                  $2,207                  $1,321
      Noncurrent assets                  384                     365
      Current liabilities              1,519                   1,127
      Noncurrent liabilities              18                      22
      Shareholder's equity             1,054                     537

                                                Three Months Ended March 31,
                                                   1998              1997
                                                 -------           -------
      Net sales                                $5,062               $4,455
      Gross profit                              3,532                3,321
      Net income                                1,308                1,499

4.    INVENTORIES

      Inventories consist of the following:

                                   March 31, 1998              December 31, 1997
                                   --------------              -----------------
      Raw materials                    $25,116                     $16,340
      Work in process                    9,550                       7,393
      Finished goods                    15,427                      13,792
                                       -------                     -------
                     Total             $50,093                     $37,525
                                       =======                     =======

5.    NET INCOME PER SHARE

      In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and restated net income per common share for all periods presented. Basic net income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net income per common share was calculated based upon the weighted average number of common shares outstanding and includes the potential common shares for dilutive options outstanding during the respective periods.

      The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended March 31, 1998 and 1997 were 28,471,000 and 28,150,000, respectively. Additionally 52,000 and 16,000 of potential common shares were included for the three months ended March 31, 1998 and 1997, respectively, for the diluted calculation.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the three months ended March 31, 1998 there were no items of other comprehensive income as defined in the pronouncement.

      Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently evaluating the disclosure requirements of SFAS No.131. SFAS No.s 132 and 133 are not expected to have a material impact on the Company's financial statements.

7.    RESTATEMENT

      Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The revenues relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months ended March 31, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters. The effect of the restatement is as follows:

                                         1998                   1997
                                         ----                   ----
                               ===============================================
                                   As                      As
                               Previously       As     Previously      As
                               Reported(a)   Restated  Reported(a)  Restated
                               -----------   --------  -----------  --------
      At March 31:
      Accounts receivable      $ 42,803     $ 39,006
      Inventories                47,986       50,093
      Accrued expenses and
      other current
      liabilities                15,680       15,024
      Accumulated deficit      (135,000)    (136,034)

      For the three months
      ended March 31,:
      Net sales                  78,513       74,716     $ 55,624    $ 50,575
      Cost of sales              38,762       36,655       30,317      27,643
      Provision for income
      taxes                       5,128        4,472        3,643       2,721
      Net income                  9,295        8,261        7,166       5,713
      Pro forma net income        8,771        7,737        6,556       5,103

      Basic and diluted net
      income per share         $   0.33     $   0.29     $   0.25    $   0.20
      Basic and diluted pro
      forma net income per
      share                    $   0.31     $   0.27     $   0.23    $   0.18

      (a) Amounts reflect the acquisition of PR Nutrition Inc., which was accounted for as a pooling-of-interests

8.    SUBSEQUENT EVENTS

      In April 1998, the Company completed a second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering were approximately $147.5 million. Of the net proceeds to the Company, approximately $56.5 million was used to pay the purchase price for the Bronson acquisition (discussed below), including related fees and expenses; approximately $40.1 million will be used to redeem $35.0 million of the Company's senior subordinated notes (the "Notes")at a redemption price of 109-1/2 percent, plus accrued and unpaid interest (the "Redemption"); and approximately $5.6 million was used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest. The remaining net proceeds to the Company of approximately $45.2 million will be used for working capital and other general corporate purposes. The Company is currently considering the possibility of making an offer to purchase for cash all Notes not otherwise purchased in the Redemption or purchasing Notes in the open market.

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

The Company currently operates in one business segment, the manufacture and marketing of brand name nutritional supplements. Within this segment, the Company operates in four primary business areas: the Twinlab division, the herbal products division, the network marketing division and the PR Nutrition business. Products sold under the Twinlab division name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The herbal products division includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs division and a full line of herb teas marketed by the Alvita Tea division. The PR Nutrition business markets and distributes a line of nutritionally enhanced sports performance and nutrient replacement bars and powered drinks under the PR and Ironman Triathlon brands. The Company's network marketing activities are conducted through Changes International, which was acquired in November 1997. In addition, the Company's publishing activities are conducted through its subsidiary, Advanced Research Press, Inc.

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months ended March 31, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters.

Results of Operations

Three Months Ended March 31, 1998 Compared to
   Three Months Ended March 31, 1997

Net Sales. Net sales for the three months ended March 31, 1998 were $74.7 million, an increase of $24.1 million, or 47.7%, as compared to net sales of $50.6 million for the three months ended March 31, 1997. The 47.7% increase was attributable to increases in gross sales, which were due to the Company's increased sales volume. During the first quarter of 1998 the Company received a substantial increase in orders for its herbal supplement products, particularly from a mass market retailer. The increase was due to strong demand at the retail level and to the fact that that the Company's number of SKU's in this category more than doubled during the first quarter. As a result, the Company's production and sales mix changed in the first quarter of 1998 versus the first quarter of 1997, as herbal supplements represented a greater portion of the Company's total net sales. Net sales of Twinlab products were $30.8 million, a decrease of $5.7 million; or 15.5%, as compared to $36.5 million for the three months ended March 31, 1997. This decrease in net sales of Twinlab products was primarily due to the production and sales mix change discussed above. Herbal products contributed $25.0 million, an increase of $16.8 million, or 205.6%, from the $8.2 million in sales for the three months ended March 31, 1997. The herbal category continued to benefit from the factors discussed above and the strong demand for St. John's Wort, Gingko, Saw Palmetto and Echinacea. Publishing contributed $1.2 million as compared to $1.4 million for the three months ended March 31, 1997. The network marketing line, which was acquired in the fourth quarter of the calendar year 1997, contributed $12.6 million in net sales during the three months ended March 31, 1998. The PR bar and powered drink products contributed $ 5.1 million, an increase of $0.6 million, from the $ 4.5 million in sales for the three months ended March 31, 1997.

Gross Profit. Gross profit for the three months ended March 31, 1998 was $38.1 million, which represented an increase of $15.2 million, or 66.0%, as compared to $22.9 million for the three months ended March 31, 1997. Gross profit margin was 50.9% for the three months ended March 31, 1998 as compared to 45.3% for the three months ended March 31, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended March 31, 1998. The increase in gross profit margin for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primarily due to higher gross profit margins of the network marketing business.

Operating Expenses. Operating expenses were $22.3 million for the three months ended March 31, 1998, representing an increase of $10.8 million, or 93.4%, as compared to $11.5 million for the three months ended March 31, 1997. As a percent of net sales, operating expenses increased from 22.7% for the three months ended March 31, 1997 to 29.8% for the three months ended March 31, 1998. The increase in operating expenses was primarily attributable to increased selling and marketing expenses, primarily commissions, and to a lesser extent to general and administrative expenses associated with the network marketing operations.

Income from Operations. Income from operations was $15.8 million for the three months ended March 31, 1998, representing an increase of $4.4 million, or 38.4%, as compared to $11.4 million for the three months ended March 31, 1997. Income from operations margin decreased to 21.2% of net sales for the three months ended March 31, 1998, as compared to 22.6% of net sales for the three months ended March 31, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was due to higher operating expenses for the three months ended March 31, 1998, due primarily to increased selling and marketing costs, and commission expenses associated with the network marketing operations.

Other Expense. Other expense was $3.1 million for the three months ended March 31, 1998, as compared to $3.0 million for the three months ended March 31, 1997.

Liquidity and Capital Resources. For the three months ended March 31, 1998, cash provided by operating activities was $11.4 million, as compared to $6.0 million for the three months ended March 31, 1997. Cash used in financing activities was $4.7 million for the three months ended March 31, 1998, and $5.9 million for the three months ended March 31, 1997 and in both periods primarily represented the repayment of outstanding indebtedness.

Capital expenditures were $0.5 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures were primarily for the purchase or production equipment to expand capacity or improve manufacturing efficiency. Capital expenditures are expected to be approximately $17.0 million during the calendar year 1998, $13.3 million of which will be used for the expansion of the Utah facility and the remainder for the purchase of manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. The Company recently entered into a lease for approximately 21,000 square feet of office space in Hauppauge, New York to house its executive and administrative personnel. Management believes that it will be able to lease, purchase, or construct additional facilities to the extent necessary to meet the Company's future expansion requirements.

Twinlab has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture, dated as of May 7, 1996, as amended, among Twinlab, Twin Laboratories Inc., ARP, Changes International, PR and State Street Bank and Trust Company, as trustee, relating to the senior subordinated notes and the amended revolving credit facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

                      TWINLAB CORPORATION AND SUBSIDIARIES

In April 1998, the Company completed its second public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering are estimated at approximately $147.4 million. Of the net proceeds to the Company, approximately $56.5 million was used to pay the purchase price for the Bronson acquisition (discussed in sub paragraph below), including related fees and expenses; approximately $40.1 million will be used to exercise the Company's option to redeem $35.0 million of the Company's senior subordinated notes at a redemption price of 109-1/2 percent, plus accrued and unpaid interest; and approximately $5.6 million were used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest. The remaining net proceeds to the Company of approximately $45.2 million will be used for working capital and other general corporate purposes. The Company is currently considering an offer to purchase for cash all Notes not otherwise purchased in the Redemption or purchasing Notes in the open market.

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

Year 2000. The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company is communicating with customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this survey, the Company will identify any existing risks to be addressed. At this time, the Company believes that any risks are minimal. At the present time, the Company believes that its systems are substantially Year 2000 compliant. Plans are in place to bring all Company systems into compliance by mid-year 1999 with a total cost estimated to be in the range of $50,000-$200,000. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

                                    TWINLAB CORPORATION


                                By: /s/ Ross Blechman
                                    ---------------------------------------
                                    Ross Blechman
                                    Chairman, President and Chief Executive
                                    Officer


Dated:  March 30, 1999          By: /s/ John McCusker
                                    ---------------------------------------
                                    John McCusker
                                    Chief Financial Officer,
                                    (Principal Financial Officer)