Form 10-Q/A
period 1998-06-30
TWINLAB CORP
filed 1999-03-30
CIK 1015868

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

INTRODUCTORY NOTE

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements contained in such Form 10-Q. Subsequent to the issuance of such Form 10-Q, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months and six months ended June 30, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

          (In thousands of dollars except share and per share amounts)

                                                      June 30, 1998   December 31, 1997(1)
                                                      -------------   --------------------
                                                       (unaudited)
                                                      (As restated,
                                                       see Note 8)
Assets

Current Assets:
  Cash and cash equivalents                             $  41,243          $   4,212
  Accounts receivable, net of allowance for bad
   debts of $463 at June 30, 1998 and $467 at
   December 31, 1997                                       39,860             44,890
  Inventories                                              59,854             37,525
  Deferred tax assets                                       1,661              1,615
  Prepaid expenses and other current assets                 2,921              1,324
                                                        ---------          ---------
         Total current assets                             145,539             89,566

Property, plant and equipment, net                         22,213             14,263

Deferred tax assets                                        48,614             48,777

Other assets                                               70,211             20,404
                                                        ---------          ---------
TOTAL                                                   $ 286,577          $ 173,010
                                                        =========          =========

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                     $     665          $  14,112
  Accounts payable                                         17,128             17,172
  Accrued expenses and other current liabilities           12,519             10,578
                                                        ---------          ---------
         Total current liabilities                         30,312             41,862
Long-term debt, less current portion                       65,238            100,267
                                                        ---------          ---------
         Total liabilities                                 95,550            142,129
                                                        ---------          ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none issued                                     --                 --
  Common stock, $1.00 par value; 75,000,000 shares
   authorized; 32,704,449 shares outstanding as of
   June 30, 1998 and 28,470,100 shares outstanding
   as of December 31, 1997                                 32,704             28,470
  Additional paid-in capital                              289,315            145,917
  Accumulated deficit                                    (130,992)          (143,506)
                                                        ---------          ---------
         Total shareholders' equity                       191,027             30,881
                                                        ---------          ---------
TOTAL                                                   $ 286,577          $ 173,010
                                                        =========          =========

----------
(1) Includes the amounts for the balance sheet of PR Nutrition, Inc, which was acquired on August 21, 1998 and has been accounted for as a pooling of interest.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
--------------------------------------------------------------------------------

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                        ---------------------------    -------------------------
                                                            1998         1997(1)         1998          1997(1)
                                                            ----         -------         ----          -------
                                                                (unaudited)                   (unaudited)
                                                         (As restated, see Note 8)     (As restated, see Note 8)
NET SALES                                                $  83,336      $  53,236      $ 158,052      $ 103,811
COST OF SALES                                               40,160         28,794         76,815         56,437
                                                         ---------      ---------      ---------      ---------
GROSS PROFIT                                                43,176         24,442         81,237         47,374
OPERATING EXPENSES                                          27,194         10,757         49,444         22,262
                                                         ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                                      15,982         13,685         31,793         25,112
OTHER (EXPENSE) INCOME:
  Interest income                                              825             43            926             90
  Interest expense                                          (2,260)        (3,145)        (5,368)        (6,191)
  Other                                                         16              6            (55)            12
                                                         ---------      ---------      ---------      ---------
                                                            (1,419)        (3,096)        (4,497)        (6,089)
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                   14,563         10,589         27,296         19,023
PROVISION FOR INCOME TAXES                                   5,094          3,795          9,566          6,516
                                                         ---------      ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                             9,469          6,794         17,730         12,507

EXTRAORDINARY ITEM, NET OF $1,816
   PROVISION FOR INCOME TAXES                               (2,865)            --         (2,865)            --
                                                         ---------      ---------      ---------      ---------
NET INCOME                                               $   6,604      $   6,794      $  14,865      $  12,507
                                                         =========      =========      =========      =========
BASIC INCOME PER SHARE
Income Before Extraordinary Item                         $    0.30      $    0.24      $    0.59      $    0.44
Extraordinary Item                                           (0.09)            --          (0.09)            --
                                                         ---------      ---------      ---------      ---------
Net Income                                               $    0.21      $    0.24      $    0.50      $    0.44
                                                         =========      =========      =========      =========
DILUTED INCOME PER SHARE

Income Before Extraordinary Item                         $    0.29      $    0.24      $    0.58      $    0.44
Extraordinary Item                                           (0.09)            --          (0.09)            --
                                                         ---------      ---------      ---------      ---------
Net Income                                               $    0.20      $    0.24      $    0.49           0.44
                                                         =========      =========      =========      =========
Weighted Average Common Shares
 Used In Computing Basic Income Per Share                   32,031         28,150         30,261         28,150
                                                         =========      =========      =========      =========
Weighted Average Common Shares
 Used In Computing Diluted Income Per Share                 32,327         28,175         30,435         28,170
                                                         =========      =========      =========      =========
Pro forma relating to change in tax status:
Historical income before provision for income
 taxes and extraordinary item                            $  14,563      $  10,589      $  27,296      $  19,023
Pro forma provision for income taxes                         5,660          4,094         10,656          7,425
                                                         ---------      ---------      ---------      ---------

Pro forma income before extraordinary item per share         8,903          6,495         16,640         11,598
Extraordinary  item                                         (2,865)            --         (2,865)            --
                                                         ---------      ---------      ---------      ---------
Pro forma net income                                     $   6,038      $   6,495      $  13,775      $  11,598
                                                         =========      =========      =========      =========

Basic income before extraordinary item per share         $    0.28      $    0.23      $    0.55      $    0.41
                                                         =========      =========      =========      =========
Diluted income before extraordinary item per share       $    0.28      $    0.23      $    0.55      $    0.41
                                                         =========      =========      =========      =========
Basic net income per share                               $    0.19      $    0.23      $    0.46      $    0.41
                                                         =========      =========      =========      =========
Diluted net income per share                             $    0.19      $    0.23      $    0.45      $    0.41
                                                         =========      =========      =========      =========

--------

(1) Includes the operations of PR Nutrition, Inc, which was acquired on August 21, 1998 and has been accounted for as a pooling of interest.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
--------------------------------------------------------------------------------

                                                                            Six Months Ended June 30,
                                                                               1998          1997(1)
                                                                               ----          -------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                                       (As restated, see Note 8)
  Net income                                                                $  14,865      $  12,507
  Adjustment to reconcile net income to net cash provided by operating activities:
     Extraordinary item                                                         2,865             --
     Depreciation and amortization                                              1,957            921
     Bad debt expense                                                              22            216
     Deferred income taxes                                                      1,933          2,225
     Changes in operating assets and liabilities:
       Accounts receivable                                                      6,912            677
       Inventories                                                            (15,317)        (9,500)
       Prepaid expenses and other current assets                               (1,356)          (432)
       Accounts payable                                                        (1,003)         1,514
       Accrued expenses and other current liabilities                             283         (3,810)
                                                                            ---------      ---------

             Net cash provided by operating activities                         11,161          4,318
                                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                                        (56,105)            --
  Proceeds from sale of property plant and equipment                               --          2,491
  Acquisition of property, plant and equipment                                 (4,899)        (3,003)
  Increase in other assets                                                     (6,552)           (67)
                                                                            ---------      ---------

             Net cash used in investing activities                            (67,556)          (579)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                  700          2,395
  Distributions to shareholders                                                (2,351)        (2,415)
  Net proceeds from second common stock offering                              147,506             --
  Payments of debt                                                            (14,102)        (5,179)
  Redemption of senior subordinated notes and related
      premium                                                                 (38,325)            --
  Proceeds from exercise of stock options                                          75             --
  Principal payments of capital lease obligations                                 (77)           (72)
                                                                            ---------      ---------

             Net cash provided by (used in) financing activities               93,426         (5,271)
                                                                            ---------      ---------

Net increase (decrease) in cash and cash equivalents                           37,031         (1,532)
Cash and cash equivalents at beginning of period                                4,212          3,955
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $  41,243      $   2,423
                                                                            =========      =========
Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
     Interest                                                               $   4,796      $   5,745
                                                                            =========      =========
     Income taxes                                                           $   8,996      $   5,701
                                                                            =========      =========

--------

(1) Includes the amounts for PR Nutrition, Inc, which was acquired on August 21, 1998 and has been accounted for as a pooling of interests.

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of June 30, 1998, the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      The following unaudited pro forma information assumes that the acquisition of Bronson and Changes International (which was acquired in November 1997) had occurred as of January 1, 1997, including the impact of the amortization expense associated with intangible assets acquired, increased interest expense on acquisition debt and related income tax effects. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the acquisitions, in fact, occurred on January 1, 1997.

                                        Six Months Ended
                                            June 30,
                                            --------
                                       1998         1997
                                       ----         ----
Net sales                            $168,069     $137,985
Income before extraordinary item       18,977       15,755
Basic and diluted income before
  extraordinary item per share           0.61         0.52
Diluted weighted average shares
  outstanding (in thousands)           31,302       30,084

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

                                      Three Months Ended         Six Months Ended
                                            June 30                   June 30
                                            -------                   -------
                                       1998         1997         1998         1997
                                       ----         ----         ----         ----
Revenues:
As previously reported               $ 78,573     $ 44,567     $152,024     $ 95,736
Effect of PR pooling-of-interest        5,713        4,314       10,775        8,769
                                     --------     --------     --------     --------
As restated (a)                      $ 84,286     $ 48,881     $162,799     $104,505
                                     ========     ========     ========     ========

                                      Three Months Ended         Six Months Ended
                                            June 30                   June 30
                                            -------                   -------
                                       1998         1997         1998         1997
                                       ----         ----         ----         ----
Net Income:
As previously reported               $  5,466     $  4,738     $ 13,453     $ 10,405
Effect of PR pooling-of-interest        1,411          780        2,719        2,279
                                     --------     --------     --------     --------
As restated(a)                       $  6,877     $  5,518     $ 16,172     $ 12,684
                                     ========     ========     ========     ========

                                      Three Months Ended         Six Months Ended
                                            June 30                   June 30
                                            -------                   -------
                                       1998         1997         1998         1997
                                       ----         ----         ----         ----
Diluted Income Per Share:
As previously reported               $   0.18     $   0.18     $   0.44     $   0.37
Effect of PR pooling-of-interest         0.03         0.02         0.09         0.08
                                     --------     --------     --------     --------
As restated(a)                       $   0.21     $   0.20     $   0.53     $   0.45
                                     ========     ========     ========     ========

(a)   Restated amounts do not give effect to the "restatement" described in Note
      8.

PR was a Subchapter S Corporation for federal income tax purposes prior to the transaction and accordingly, no federal income taxes were provided in its financial statements prior to August 21, 1998. To allow for comparability, pro forma results have been provided for all periods showing the combined results with a pro forma provision for income.

3. CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

      The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by any of its subsidiaries except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis and with 1998 information restated for the matter discussed in Note 8, is as follows:

                                                    June 30, 1998      December 31, 1997
                                                    -------------      -----------------
Condensed Balance Sheets
Assets
Cash                                                  $  32,744             $     169
Investment in subsidiaries                              158,283                30,712
                                                      ---------             ---------
                                                      $ 191,027             $  30,881
                                                      =========             =========
Shareholders' Equity
Preferred stock, $.01 par value;2,000,000 shares
authorized; none issued                               $      --             $      --
Common stock, $1.00 par value; 75,000,000
  shares authorized; 32,704,449 outstanding as
  of June 30, 1998 and 28,470,100 outstanding
  as of December 31, 1997                                32,704                28,470
Additional paid-in capital                              289,315               145,917
Accumulated deficit                                    (130,992)             (143,506)
                                                      ---------             ---------
                                                      $ 191,027             $  30,881
                                                      =========             =========

                                                  Three months Ended June 30,  Six Months Ended June 30,
                                                        1998         1997           1998         1997
                                                        ----         ----           ----         ----

Condensed Statements of Income
  Equity interest in net income of subsidiaries      $ 6,136      $ 6,823        $14,422      $12,635
  Interest income                                        725            2            727            3
                                                     -------      -------        -------      -------
  Income before provision for income taxes             6,861        6,825         15,149       12,638
  Provision for income taxes                             257           31            284          131
                                                     -------      -------        -------      -------
  Net income                                         $ 6,604      $ 6,794        $14,865      $12,507
                                                     =======      =======        =======      =======

                                                        Six Months Ended June 30,
                                                           1998            1997
                                                           ----            ----
Condensed Statements of Cash Flow
  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                        $  14,865       $  12,507
                                                        ---------       ---------
  CASH FLOWS FROM INVESTING ACTIVITIES
      Equity investments in subsidiaries                 (129,871)        (12,504)
                                                        ---------       ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from second common stock offering      147,506              --
      Proceeds from the exercise of stock options              75              --
                                                        ---------       ---------
      Net cash provided by financing activities           147,581              --
                                                        ---------       ---------

  Net increase in cash                                     32,575               3
  Cash at beginning of period                                 169             162
                                                        ---------       ---------
  Cash at end of period                                 $  32,744       $     165
                                                        =========       =========

Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International of Fort Walton Beach Inc. ("Changes"), Bronson Laboratories, Inc. and Health Factors International, Inc., both of which form the Bronson Group ("Bronson")and PR Nutrition ("PR"), are indirect wholly owned subsidiaries of Twinlab. Twinlab, ARP, Changes, Bronson and PR are guarantors of the senior subordinated notes of Twin.

The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in Twin and, through Twin, in ARP, Changes, Bronson and PR. Twin has no direct or indirect subsidiaries other than ARP, Changes, Bronson and PR; and Twin has no other stockholder other than Twinlab. Accordingly, the Company has determined that separate financial statements of Twin, ARP, Changes, Bronson and PR would not be material to investors and, therefore, are not included herein.

Summarized financial information (information as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 restated for the matter discussed in Note 8) of Twin is as follows:

                       As of June 30, 1998   As of December 31, 1997
                       -------------------   -----------------------
Current assets               $112,795                $89,398
Noncurrent assets             141,038                 83,444
Current liabilities            33,573                 45,952
Noncurrent liabilities         65,238                100,267
Shareholder's equity          155,022                 26,623

                Three Months Ended June 30,    Six Months Ended June 30,
                ---------------------------    -------------------------
                    1998          1997             1998          1997
                    ----          ----             ----          ----
Net sales         $ 83,336      $ 53,236         $158,052      $103,811
Gross profit        43,176        24,442           81,237        47,374
Net income           6,136         6,823           14,422        12,635

Summarized financial information of ARP is as follows:

                        As of June 30, 1998     As of December 31,1997
                        -------------------     ----------------------
Current assets                  $1,943                  $1,399
Noncurrent assets                  189                     193
Current liabilities                870                     568
Noncurrent liabilities              --                      --
Shareholder's equity             1,262                   1,024

                    Three months Ended June 30,      Six Months Ended June 30,
                        1998            1997            1998            1997
                        ----            ----            ----            ----
Net sales             $1,235          $1,362          $2,578          $2,953
Gross profit             329             298             674             704
Net income               109              95             238             241

Summarized financial information of Changes is as follows:

                        As of June 30, 1998
                        -------------------
Current assets                $ 6,902
Noncurrent assets              12,843
Current liabilities             3,427
Noncurrent liabilities             --
Shareholder's equity           16,318

               Three Months Ended June 30, 1998   Six Months Ended June 30, 1998
               --------------------------------   ------------------------------
Net sales                 $13,482                            $26,048
Gross profit               11,274                             21,524
Net income                  1,124                              2,084

Summarized financial information of Bronson Laboratories, Inc. is as follows (see Note 2):

                             As of June 30, 1998
                             -------------------
Current assets                     $ 5,950
Noncurrent assets                   41,588
Current liabilities                  2,618
Noncurrent liabilities                  --
Shareholder's equity                44,920

              Three Months Ended June 30, 1998
              --------------------------------
Net sales                  $2,755
Gross profit                1,508
Net income                    210

Summarized financial information of Health Factors International, Inc. is as follows:

                             As of June 30, 1998
                             -------------------
Current assets                     $ 4,585
Noncurrent assets                    7,596
Current liabilities                    629
Noncurrent liabilities                  --
Shareholder's equity                11,552

             Three Months Ended June 30, 1998
             --------------------------------
Net sales                  1,811
Gross profit                 456
Net income                   158

Summarized financial information of PR Nutrition is as follows:

                            As of June 30, 1998   As of December 1997
                            -------------------   -------------------
Current assets                     $2,623               $1,321
Noncurrent assets                     418                  365
Current liabilities                 2,136                1,127
Noncurrent liabilities                 --                   22
Shareholder's equity                  905                  537

                  Three months Ended June 30,    Six Months Ended June 30,
                  ---------------------------    -------------------------
                     1998           1997           1998           1997
                     ----           ----           ----           ----
Net sales           $ 5,713        $ 4,314        $10,775        $ 8,769
Gross profit          3,994          3,180          7,526          6,501
Net income            1,411            780          2,719          2,279

4. INVENTORIES

      Inventories consist of the following:

                    June 30, 1998    December 31, 1997
                    -------------    -----------------
Raw Materials           $27,892           $16,340
Work in Process          10,192             7,393
Finished Goods           21,770            13,792
                        -------           -------
           Total        $59,854           $37,525
                        =======           =======

5. NET INCOME PER SHARE

      In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and restated net income per common share for all periods presented. Basic net income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net income per common share was calculated based upon the weighted average number of common shares outstanding and includes potential common shares for dilutive options outstanding during the respective periods.

      The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended June 30, 1998 and 1997 were 32,031,000 and 28,150,000, respectively, and for the six months ended June 30, 1998 and 1997 were 30,261,000 and 28,150,000, respectively.

      Additionally, for the diluted calculation, 296,266 and 24,657 of potential common shares were included for the three months ended June 30, 1998 and 1997, respectively, and 174,105 and 20,300 of equivalent common shares were included for the six months ended June 30, 1998 and 1997, respectively.

6. RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the six months ended June 30, 1998 there were no items of comprehensive income as defined in the pronouncement.

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

8. RESTATEMENT

      Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months and six months ended June 30, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters. The effect of the restatement is as follows:

                                                  1998                         1997
                                      --------------------------------------------------------
                                      As Previously                 As Previously
                                       Reported (a)   As Restated     Reported(a)  As Restated
                                      --------------------------------------------------------
At June 30:
    Accounts receivable                  $ 44,607       $ 39,860
    Inventories                            57,242         59,854
    Accrued expenses and other
     current liabilities                   13,347         12,519
    Accumulated deficit                  (129,685)      (130,992)

For the three months ended June 30:
    Net sales                              84,286         83,336       $ 48,881      $ 53,236
    Cost of sales                          40,665         40,160         26,523        28,794
    Provision for income taxes              5,266          5,094          2,987         3,795
    Net income                              6,877          6,604          5,518         6,794
    Pro forma net income                    6,311          6,038          5,219         6,495
    Basic net income per share           $   0.21       $   0.21       $   0.20      $   0.24
    Diluted net income per share         $   0.21       $   0.20       $   0.20      $   0.24
    Basic pro forma net income
      per share                          $   0.20       $   0.19       $   0.19      $   0.23
    Diluted pro forma net income
      per share                          $   0.20       $   0.19       $   0.19      $   0.23


For the six months ended June 30:
    Net sales                             162,799        158,052        104,505       103,811
    Cost of sales                          79,427         76,815         56,840        56,437
    Provision for income taxes             10,394          9,566          6,630         6,516
    Net income                             16,172         14,865         12,684        12,507
    Pro forma net income                   15,082         13,775         11,775        11,598
    Basic net income per share           $   0.53       $   0.50       $   0.45      $   0.44
    Diluted net income per share         $   0.53       $   0.49       $   0.45      $   0.44
    Basic pro forma net income
      per share                          $   0.50       $   0.46       $   0.42      $   0.41
    Diluted pro forma net income
      per share                          $   0.50       $   0.45       $   0.42      $   0.41

a) Amounts reflect the acquisition of PR Nutrition, Inc, which was accounted for as a pooling-of-interests.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

The Company currently operates in one business segment, the manufacturing and marketing of brand name nutritional supplements. Within this segment, the Company operates in five primary business areas: the TWINLAB division, the herbal products division, the network marketing division, the catalog mail order division and the PR Nutrition business. Products sold under the Twinlab division name include vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The herbal products division includes a full line of herbal supplements and phytonutrients marketed by the Nature's Herbs division and a full line of herbal teas marketed by the Alvita Tea division. The PR Nutrition business markets and distributes a line of nutritionally enhanced sports performance and nutrient replacement bars and powdered drinks under the PR and Ironman Triathlon brands. The Company's network marketing activities are conducted through Changes International, which was acquired in November 1997. The catalog mail order division activities are conducted through Bronson which was acquired on April 30, 1998. In addition, the Company's publishing activities are conducted through its subsidiary, Advanced Research Press, Inc.

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months and six months ended June 30, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997

Net Sales: Net sales for the six months ended June 30, 1998 were $158.1 million, an increase of $54.3 million, or 52.2%, as compared to net sales of $103.8 million for the six months ended June 30, 1997. The 52.2% increase was attributable to increases in gross sales, which were due to the Company's increased sales volume. TWINLAB brand net sales contributed $70.6 million, a decrease of $5.5 million, or 7.4% as compared to $76.1 million for the six months ended June 30, 1997. The decrease in net sales was primarily due to a decrease in special formula product sales and an increase in discounts and allowances on the TWINLAB brand products. Herbal products contributed $43.9 million, an increase of $27.6 million or 169.7% as compared to $16.3 million for the six months ended June 30, 1997. The herbal category continued to benefit from the strong demand for St.John's Wort, Gingko, Kava Kava and Saw Palmetto. The PR bar and powdered drink products contributed $10.8 million, an increase of 22.9% or $2.0 million from $8.8 million for the six months ended June 30, 1997. Publishing activities contributed $2.2 million as compared to $2.6 million for the six months ended June 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $26.0 million to net sales. The catalog mail order division acquired on April 30, 1998 contributed $4.6 million to net sales.

Gross Profit: Gross profit for the six months ended June 30, 1998 was $81.2 million, which represented an increase of $33.8 million, or 71.5%, as compared to $47.4 million for the six months ended June 30, 1997. Gross profit margin was 51.4% for the six months ended June 30, 1998, as compared to 45.6% for the six months ended June 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the six months ended June 30, 1998. The increase in gross profit margin for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

Operating Expenses: Operating expenses were $49.4 million for the six months ended June 30, 1998, representing an increase of $27.1 million, or 122.1%, as compared to $22.3 million for the six months ended June 30, 1997. As a percent of net sales, operating expenses increased from 21.4% for the six months ended June 30, 1997 to 31.3% for the six months ended June 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the six months ended June 30, 1998, comprised primarily of an increase in the Company's advertising expenses and increased commission expense for the network marketing division.

Income from Operations: Income from operations was $31.8 million for the six months ended June 30, 1998, representing an increase of $6.7 million, or 26.6%, as compared to $25.1 million for the six months ended June 30, 1997. Income from operations margin decreased to 20.1% of net sales for the six months ended June 30, 1998, as compared to 24.2% of net sales for the six months ended June 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was primarily due to higher operating expenses as a percent of net sales for the six months ended June 30, 1998.

Other Expense: Other expense was $4.5 million for the six months ended June 30, 1998, as compared to $6.1 million for the six months ended June 30, 1997. The net decrease of $1.6 million is primarily due to increased interest income of $0.8 million and decreased interest expense of $0.8 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998 (see note 6 to the Company's unaudited consolidated financial statements).

Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997

Net Sales: Net sales for the three months ended June 30, 1998 were $83.3 million, an increase of $30.1 million, or 56.5%, as compared to net sales of $53.2 million for the three months ended June 30, 1997. The 56.5% increase was attributable to increases in gross sales, which were due to the Company's increased sales volume. Net sales of Twinlab products were $39.7 million, at the same level for the three months ended June 30, 1997. Herbal products contributed $18.7 million, an increase of $10.7 million, or 133.1%, from the $8.0 million in net sales for the three months ended June 30, 1997. The herbal category continued to benefit from the strong demand for St. John's Wort, Gingko, Kava Kava and Saw Palmetto. The PR bar and powdered drink products contributed $5.7 million, an increase of 32.4% compared to $4.3 million for the three months ended June 30, 1997. Publishing contributed $1.1 million as compared to $1.2 million for the three months ended June 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $13.5 million in net sales during the three months ended June 30, 1998. The catalog mail order division acquired on April 30, 1998 contributed $4.6 million to net sales.

Gross Profit: Gross profit for the three months ended June 30, 1998 was $43.2 million, which represented an increase of $18.8 million, or 76.6%, as compared to $24.4 million for the three months ended June 30, 1998. Gross profit margin was 51.8% for the three months ended June 30, 1998, as compared to 45.9% for the three months ended June 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended June 30, 1998. The increase in gross profit margin for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

Operating Expenses: Operating expenses were $27.2 million for the three months ended June 30, 1998, representing an increase of $16.4 million, or 152.8%, as compared to $10.8 million for the three months ended June 30, 1997. As a percent of net sales, operating expenses increased from 20.2% for the three months ended June 30, 1997 to 32.6% for the three months ended June 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the three months ended June 30, 1998, comprised primarily of an increase in the Company's advertising expenses and increased commission expense for the network marketing division.

Income From Operations: Income from operations was $16.0 million for the three months ended June 30,1998, representing an increase of $2.3 million, or 16.8%, as compared to $13.7 million for the three months ended June 30, 1997. Income from operations margin decreased to 19.2% of net sales for the three months ended June 30, 1998, as compared to 25.7% of net sales for the three months ended June 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was primarily due to higher operating expenses as a percent of net sales for the three months ended June 30, 1998.

Other Expense: Other expense was $1.4 million for the three months ended June 30, 1998, as compared to $3.1 million for the three months ended June 30, 1997. The net decrease of $1.7 million is primarily due to increased interest income of $0.8 million and decreased interest expense of $0.9 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998 (see note 6 to the Company's unaudited consolidated financial statements).

Liquidity and Capital Resources

For the six months ended June 30, 1998, cash provided by operating activities was $11.2 million, as compared to $4.3 million for the six months ended June 30, 1997. Cash provided from financing activities was $93.4 million for the six months ended June 30, 1998, and cash used for financing activities was $5.3 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, cash generated was a result of the second public offering of common stock offset by payment of debt, including the redemption of $35 million aggregate principal amount of senior subordinated notes.

Capital expenditures were $4.9 million and $3.0 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency and for the expansion of the Utah facility. Capital expenditures are expected to be approximately $17.0 million during 1998, approximately $13.3 million of which will be used for the expansion of the Utah facility and the remainder for the purchase of production equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. The Company recently entered into a lease for approximately 21,000 square feet of office space in Hauppauge, New York, for its executive and administrative personnel and has entered into a lease for 106,000 square feet of space in Bohemia, New York for distribution, warehouse and packaging (tablet and capsule) operations.

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

In July, the Company purchased $18.1 million aggregate principal amount of senior subordinated notes in the open market at a price of 112 1/2 percent or $20.4 million with interest of $.4 million totaling $20.8 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on June 17,1998, at which meeting the stockholders voted to elect directors of the Company, adopt the Twinlab Corporation 1998 Stock Incentive Plan and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

      The results of the matters voted on the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

       Nominee               For      Against    Withheld      Non-Voting
---------------------------------------------------------------------------
Brian Blechman           19,846,630      0        103,657      11,600,962
Dean Blechman            19,846,680      0        103,607      11,600,962
Neil Blechman            19,846,580      0        103,707      11,600,962
Ross Blechman            19,846,605      0        103,682      11,600,962
Steve Blechman           19,846,705      0        103,582      11,600,962
John G. Danhakl          19,661,805      0        288,482      11,600,962
Jennifer Holden-Dunbar   19,847,005      0        103,282      11,600,962
Jonathan D. Sokoloff     19,670,805      0        279,482      11,600,962
Stephen Welling          19,726,538      0        223,749      11,600,962

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                 For         Against      Abstain     Non-Voting
                                            -------------------------------------------------------
Adoption of the Twinlab
Corporation 1998 Stock Incentive Plan         16,481,808     3,441,361     27,118     11,600,962
Ratification of Deloitte & Touche
LLP as the Company's independent auditors     19,940,836         3,347      6,104     11,600,962

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27 Financial Data Schedule

(b)   Reports on Form 8-K:

      A report on Form 8-K was filed on May 12, 1998, with respect to the Bronson acquisition.

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

                           TWINLAB CORPORATION


                           By: /s/ Ross Blechman
                               -----------------------------------------------
                               Ross Blechman
                               Chairman, President and Chief Executive Officer


                           By: /s/ John McCusker
                               -----------------------------------------------
                               John McCusker
                               Chief Financial Officer,

Dated:  March 30, 1999