Form 10-Q/A
period 1998-09-30
TWINLAB CORP
filed 1999-03-30
CIK 1015868

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

INTRODUCTORY NOTE

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements contained in such Form 10-Q. Subsequent to the issuance of such Form 10-Q, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months and nine months ended September 30, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands of dollars except share and per share amounts)

                                                            September 30, 1998    December 31, 1997(1)
                                                            ------------------    --------------------
                                                               (unaudited)
Assets                                                 (As restated, see Note 9)
Current Assets:
  Cash and cash equivalents                                     $  16,271              $   4,212
  Accounts receivable, net of allowance for bad
   debts of $482 at September 30, 1998 and $467 at
   December 31, 1997                                               43,500                 44,890
  Inventories                                                      63,561                 37,525
  Deferred tax assets                                               1,817                  1,615
  Prepaid expenses and other current assets                         3,656                  1,324
                                                                ---------              ---------
         Total current assets                                     128,805                 89,566

Property, plant and equipment, net                                 26,051                 14,263

Deferred tax assets                                                48,878                 48,777

Other assets                                                       69,826                 20,404
                                                                ---------              ---------
TOTAL                                                           $ 273,560              $ 173,010
                                                                =========              =========

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                             $     126              $  14,112
  Accounts payable                                                 17,847                 17,172
  Accrued expenses and other current liabilities                   14,910                 10,578
                                                                ---------              ---------
         Total current liabilities                                 32,833                 41,862
Long-term debt, less current portion                               43,449                100,267
                                                                ---------              ---------
         Total liabilities                                         76,332                142,129
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none issued                                             --                     --
  Common stock, $1.00 par value; 75,000,000 shares
   authorized; 32,704,849 shares outstanding as of
   September 30, 1998 and 28,470,100 shares
   outstanding as of December 31, 1997                             32,705                 28,470
  Additional paid-in capital                                      289,324                145,917
  Accumulated deficit                                            (124,801)              (143,506)
                                                                ---------              ---------
         Total shareholders' equity                               197,228                 30,881
                                                                ---------              ---------
TOTAL                                                           $ 273,560              $ 173,010
                                                                =========              =========

----------
(1) Includes the amounts for the balance sheet of PR Nutrition, Inc., which was acquired on August 21, 1998 and has been accounted for as a pooling of interests.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                           -------------                -------------
                                                       1998            1997(1)      1998            1997(1)
                                                       ----            ----         ----            ----
                                                            (unaudited)                  (unaudited)
                                                     (As restated, see Note 9)    (As restated, see Note 9)
NET SALES                                            $  84,405       $  51,438    $ 242,457       $ 155,249
COST OF SALES                                           40,898          29,383      117,713          85,820
                                                     ---------       ---------    ---------       ---------
GROSS PROFIT                                            43,507          22,055      124,744          69,429
OPERATING EXPENSES                                      27,322          12,099       76,766          34,361
MERGER EXPENSES                                          1,503              --        1,503              --
                                                     ---------       ---------    ---------       ---------
INCOME FROM OPERATIONS                                  14,682           9,956       46,475          35,068
OTHER (EXPENSE) INCOME:
  Interest income                                          345              40        1,271             130
  Interest expense                                      (1,495)         (3,136)      (6,863)         (9,327)
  Other                                                      8              11          (47)             23
                                                     ---------       ---------    ---------       ---------
                                                        (1,142)         (3,085)      (5,639)         (9,174)
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                13,540           6,871       40,836          25,894
PROVISION FOR INCOME TAXES                               5,272           2,435       14,838           8,951
                                                     ---------       ---------    ---------       ---------
INCOME BEFORE EXTRAORDINARY ITEM                         8,268           4,436       25,998          16,943
EXTRAORDINARY ITEM, NET OF TAX                          (2,076)             --       (4,941)             --
                                                     ---------       ---------    ---------       ---------
NET INCOME                                           $   6,192       $   4,436    $  21,057       $  16,943
                                                     =========       =========    =========       =========

BASIC INCOME PER SHARE
Income Before Extraordinary Item                     $    0.25       $    0.16    $    0.84       $    0.60
Extraordinary Item                                       (0.06)             --        (0.16)             --
                                                     ---------       ---------    ---------       ---------
Net Income                                           $    0.19       $    0.16    $    0.68       $    0.60
                                                     =========       =========    =========       =========

DILUTED INCOME PER SHARE
Income Before Extraordinary Item                     $    0.25       $    0.16    $    0.83       $    0.60
Extraordinary Item                                       (0.06)             --        (0.16)             --
                                                     ---------       ---------    ---------       ---------
Net Income                                           $    0.19       $    0.16    $    0.67       $    0.60
                                                     =========       =========    =========       =========

Weighted average common shares used in
  computing basic income per share                      32,705          28,150       31,084          28,150
                                                     =========       =========    =========       =========
Weighted average common shares used in
  computing diluted income per share                    32,792          28,201       31,229          28,180
                                                     =========       =========    =========       =========

Pro forma relating to change in tax status:
Historical income before provision for income
  taxes and extraordinary item                       $  13,540       $   6,871    $  40,836       $  25,894
Pro forma provision for income taxes                     5,349           2,648       16,005          10,073
                                                     ---------       ---------    ---------       ---------

Pro forma income before extraordinary item               8,191           4,223       24,831          15,821

Extraordinary item                                      (2,076)             --       (4,941)             --
                                                     ---------       ---------    ---------       ---------
Pro forma net income                                 $   6,115       $   4,223    $  19,890       $  15,821
                                                     =========       =========    =========       =========

Basic income before extraordinary item per share     $    0.25(2)    $    0.15    $    0.80(2)    $    0.56
                                                     =========       =========    =========       =========
Diluted income before extraordinary item per share   $    0.25(2)    $    0.15    $    0.80(2)    $    0.56
                                                     =========       =========    =========       =========
Basic net income per share                           $    0.19       $    0.15    $    0.64       $    0.56
                                                     =========       =========    =========       =========
Diluted net income per share                         $    0.19       $    0.15    $    0.64       $    0.56
                                                     =========       =========    =========       =========

(1) Includes the operations of PR Nutrition, Inc., which was acquired on August 21, 1998 and has been accounted for as a pooling of interests.

(2) Basic and diluted income before extraordinary item per share, excluding $1,503 of merger expenses related to PR Nutrition, Inc. ($924 net of tax), would have been $0.28 and $0.28, respectively, and $0.83 and $0.82, respectively, for the three and the nine months ended September 30, 1998, respectively.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
--------------------------------------------------------------------------------

                                                          Nine Months Ended September 30,
                                                                  1998       1997(1)
                                                                  ----       ----
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                        (As restated, see Note 9)
  Net income                                                    $ 21,057    $ 16,943
  Adjustment to reconcile net income to net cash provided by
  Operating activities:
   Extraordinary item                                              4,941          --
   Depreciation and amortization                                   3,406       1,434
   Bad debt expense                                                   22         200
   Deferred income taxes                                           2,829       2,895
   Changes in operating assets and liabilities:
     Accounts receivable                                           3,272        (619)
     Inventories                                                 (19,024)     (8,999)
     Prepaid expenses and other current assets                    (2,090)       (860)
     Accounts payable                                               (284)        714
     Accrued expenses and other current liabilities                2,680        (684)
                                                                --------    --------

         Net cash provided by operating activities                16,809      11,024
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                           (56,105)         --
  Proceeds from sale of property plant and equipment                  --       2,492
  Acquisition of property, plant and equipment                    (9,245)     (3,286)
  (Increase)decrease in other assets                              (7,924)        169
                                                                --------    --------

         Net cash used in investing activities                   (73,274)       (625)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                 700       2,395
  Distributions to shareholders                                   (2,352)     (2,712)
  Payments of debt                                               (14,606)     (8,241)
  Redemption of senior subordinated notes and related premium    (62,687)         --
  Proceeds from exercise of stock options                             80          --
  Net proceeds from common stock offering                        147,506          --
  Principal payments of capital lease obligations                   (117)       (108)
                                                                --------    --------
         Net cash provided by (used in) financing activities      68,524      (8,666)
                                                                --------    --------

Net increase in cash and cash equivalents                         12,059       1,733
Cash and cash equivalents at beginning of period                   4,212       3,955
                                                                --------    --------
Cash and cash equivalents at end of period                      $ 16,271    $  5,688
                                                                ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                                  $  6,667    $  6,630
                                                                ========    ========
      Income taxes                                              $ 12,134    $  7,734
                                                                ========    ========

(1) Includes the amounts for PR Nutrition, Inc., which was acquired on August 21, 1998 and has been accounted for as a pooling of interests.

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (All amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of September 30, 1998, the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                          1998            1997
                                                          ----            ----
Net sales                                               $252,474        $209,330
Income before extraordinary item                          27,245          22,016
Basic and diluted income before
extraordinary item per share                                0.86            0.73
Diluted weighted average shares
  outstanding (in thousands)                              31,807          30,094

On August 21, 1998, the Company acquired PR Nutrition, Inc. ("PR") of San Diego, California for 1,150,000 shares of common stock having a market value at the date of the merger of approximately $39.7 million. PR markets and distributes nutritionally enhanced sports performance and nutrient replacement products, which include food bars and powdered drinks, that are marketed to active lifestyle consumers. The transaction has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been retroactively restated to include the accounts of PR for all periods presented. Included in the operating results of the Company for the three and nine months ended September 30, 1998 are approximately $2,629 and $13,404, respectively, of net sales and approximately $287 and $3,007, respectively, of net income of PR prior to the date of acquisition. The following is a reconciliation of certain restated amounts with amounts previously reported:

                                   Three Months Ended    Nine Months Ended
                                   September 30, 1997   September 30, 1997
                                   ------------------   ------------------
Revenues:
As previously reported                   $49,189              $144,925
Effect of PR pooling-of-interest           4,118                12,887
                                         -------              --------
As restated (a)                          $53,307              $157,812
                                         =======              ========

                                   Three Months Ended    Nine Months Ended
                                   September 30, 1997   September 30, 1997
                                   ------------------   ------------------
Net Income:
As previously reported                   $ 4,466              $ 14,871
Effect of PR pooling-of-interest             521                 2,800
                                         -------              --------
As restated(a)                           $ 4,987              $ 17,671
                                         =======              ========

                                   Three Months Ended    Nine Months Ended
                                   September 30, 1997   September 30, 1997
                                   ------------------   ------------------
Diluted Income Per Share:
As previously reported                   $  0.17              $   0.55
Effect of PR pooling-of-interest            0.01                  0.08
                                         -------              --------
As restated(a)                           $  0.18              $   0.63
                                         =======              ========

(a)   Restated amounts do not give effect to the "restatement" described in Note
      9.

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

3. CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis and with 1998 information restated for the matter discussed in Note 9, is as follows:

Condensed Balance Sheets                            September 30, 1998        December 31, 1997
------------------------                            ------------------        -----------------
Assets
Cash                                                     $   3,289                $     169
Investment in subsidiaries                                 193,939                   30,712
                                                         ---------                ---------
                                                         $ 197,228                $  30,881
                                                         =========                =========
Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares
  authorized; none issued                                $      --                $      --
Common stock, $1.00 par value; 75,000,000

  Shares authorized; 32,704,849 outstanding as of
  September 30, 1998 and 28,470,100 outstanding as of
  December 31, 1997                                         32,705                   28,470
Additional paid-in capital                                 289,324                  145,917
Accumulated deficit                                       (124,801)                (143,506)
                                                         ---------                ---------
                                                         $ 197,228                $  30,881
                                                         =========                =========

                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                     1998      1997      1998      1997
                                                     ----      ----      ----      ----
Condensed Statements of Income
   Equity interest in net income of subsidiaries   $ 6,136   $ 4,465   $20,558   $17,100
   Interest income                                     221         2       948         5
                                                   -------   -------   -------   -------
   Income before provision for income taxes          6,357     4,467    21,506    17,105
   Provision for income taxes                          165        31       449       162
                                                    -------   -------   -------   -------
   Net income                                      $ 6,192   $ 4,436   $21,057   $16,943
                                                   =======   =======   =======   =======

                                                     Nine Months Ended September 30,
                                                           1998         1997
                                                           ----         ----
Condensed Statements of Cash Flow
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $  21,057    $  16,943
                                                         ---------    ---------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Equity investments in subsidiaries                    (165,523)     (16,940)
                                                         ---------    ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from second common stock offering         147,506           --
    Proceeds from the exercise of stock options                 80           --
                                                         ---------    ---------
    Net cash provided by financing activities              147,586           --
                                                         ---------    ---------

  Net increase in cash                                       3,120            3
  Cash at beginning of period                                  169          162
                                                         ---------    ---------
  Cash at end of period                                  $   3,289    $     165
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

Summarized financial information (information as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 restated for the matter discussed in Note 9) of Twin is as follows:

                                 As of September 30, 1998  As of December 31, 1997
                                 ------------------------  -----------------------
Current assets                           $125,516                 $ 89,398
Noncurrent assets                         144,755                   83,444
Current liabilities                        35,990                   45,952
Noncurrent liabilities                     43,449                  100,267
Shareholder's equity                      190,832                   26,623

                   Three Months Ended September 30,    Nine Months Ended September 30,
                   --------------------------------    -------------------------------
                          1998          1997                1998          1997
                          ----          ----                ----          ----
Net sales               $ 84,405      $ 51,438            $242,457      $155,249
Gross profit              43,507        22,055             124,744        69,429
Net income                 6,136         4,465              20,558        17,100

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

Nine Months Ended September 30, 1998

                                                   BRONSON        HEALTH
                                                LABORATORIES     FACTORS,
                           ARP       CHANGES         INC.          INC.         PR
                           ---       -------         ----          ----         --
Net Sales                $ 3,511     $39,206       $ 7,313       $ 4,778     $15,960
Gross Profit                 720      32,496         4,313           942      11,212
Net Income                   172       2,954           766           280       3,241

Nine Months Ended September 30, 1997

                                                       ARP                 PR
                                                       ---                 --
Net Sales                                            $ 4,341             $12,887
Gross Profit                                           1,029               9,390
Net Income                                               374               2,800

4. INVENTORIES

Inventories consist of the following:

                                                September 30, 1998  December 31, 1997
                                                ------------------  -----------------
Raw Materials                                         $29,616            $16,340
Work in Process                                        10,717              7,393
Finished Goods                                         23,228             13,792
                                                      -------            -------
           Total                                      $63,561            $37,525
                                                      =======            =======

The increase from December 31, 1997 of $26,036 is primarily due to an increase in herbal inventories to support higher sales and to the inclusion of Bronson inventories acquired in April 1998.

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

Additionally, for the diluted calculation, 86,819 and 50,928 of potential common shares were included for the three months ended September 30, 1998 and 1997, respectively, and 145,009, and 30,257 of equivalent common shares representing the dilutive effect of the Company's stock options were included for the nine months ended September 30, 1998 and 1997, respectively.

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

In July 1998, the Company purchased $18.1 million aggregate principal amount of senior subordinated notes in the open market at a price of 112 1/2 percent or an aggregate of $20.8 million, including interest of $.4 million. In September 1998, the Company purchased an additional $3.6 million aggregate principal amount of senior subordinated notes in the open market at a price of 108 1/2 percent or an aggregate of $4.1 million, including interest of $.1 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the nine months ended September 30, 1998 there were no items of comprehensive income as defined in the pronouncement.

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

9. RESTATEMENT

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months and nine months ended September 30,

1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters. The effect of the restatement is as follows:

                                              1998                     1997
                                              ----                     ----

                                    As Previously     As     As Previously     As
                                      Reported     Restated   Reported (a)  Restated
                                      --------     --------   ------------  --------
At September 30:
   Accounts receivable               $  54,394    $  43,500
   Inventories                          58,081       63,561
   Accrued expenses and other
     current liabilities                17,011       14,910
   Accumulated deficit                (121,488)    (124,801)

For the three months
ended September 30:
   Net sales                            90,552       84,405    $  53,307   $  51,438
   Cost of sales                        43,766       40,898       30,352      29,383
   Provision for income taxes            6,545        5,272        2,784       2,435
   Net income                            8,198        6,192        4,987       4,436
   Pro forma net income                  8,121        6,115        4,774       4,223
   Basic and diluted net income
     per share                       $    0.25    $    0.19    $    0.18   $    0.16
   Basic and diluted pro forma net
     Income per share                $    0.25    $    0.19    $    0.17   $    0.15

For the nine months ended
September 30:
   Net sales                           253,351      242,457      157,812     155,249
   Cost of sales                       123,193      117,713       87,192      85,820
   Provision for income taxes           16,939       14,838        9,414       8,951
   Net income                           24,370       21,057       17,671      16,943
   Pro forma net income                 23,203       19,890       16,549      15,821
   Basic net income per share        $    0.78    $    0.68    $    0.63   $    0.60
   Diluted net income per share      $    0.78    $    0.67    $    0.63   $    0.60
   Basic pro forma net income
     per share                       $    0.75    $    0.64    $    0.59   $    0.56
   Diluted pro forma net income
     per share                       $    0.74    $    0.64    $    0.59   $    0.56

(a) Amounts reflect the acquisition of PR Nutrition, which was accounted for as a pooling-of-interests.

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

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and in the course of reviewing its 1998 year-end results in conjunction with its annual audit, the Company concluded that certain revenues were incorrectly stated during the first, second, and third quarters of 1998 and 1997. The sales relate to irrevocable, unconditional, bona fide sales orders that were received within a quarter but not completely shipped before the end of the quarter. As a result, the Company's financial statements for the three months and nine months ended September 30, 1998 and 1997 have been restated from the amounts previously reported to reflect the timing of certain sales between quarters.

RESULTS OF OPERATIONS

Recent Trends

The reduction in net sales for the three months ended September 30, 1998 due to the restatement of the Company's financial statements for the three and nine months ended September 30, 1998 (See Note 9 of Notes to Consolidated Unaudited Financial Statements) resulted in an increase in net sales that were recorded in the fourth quarter of 1998. As the Company noted in its press release dated February 24, 1999, which announced unaudited results for the year ended December 31, 1998, "with respect to the first quarter of 1999, we now believe that sales will trail somewhat the adjusted first quarter of 1998 and that net income for the quarter will be significantly below last year." Despite the fact that reported net sales for the fourth quarter of 1998 were greater than reported net sales for the third quarter of 1998, the Company believes that such trend is not properly indicative of the reduced incoming sales order activity the Company experienced in the fourth quarter of 1998.

Nine Months Ended September 30, 1998 Compared To Nine Months Ended September 30, 1997

Net Sales: Net sales for the nine months ended September 30, 1998 were $242.5 million, an increase of $87.3 million, or 56.2%, as compared to net sales of $155.2 million for the nine months ended September 30, 1997. TWINLAB brand net sales contributed $117.2 million, an increase of $7.6 million, or 7.0% as compared to $109.6 million for the nine months ended September 30, 1997. The increase in net sales was primarily due to an increase in vitamins and sports nutrition product sales. Herbal products contributed $55.0 million, an increase of $26.0 million or 89.6 % as compared to $29.0 million for the nine months ended September 30, 1997. The herbal category benefited from the strong demand for St.John's Wort, Gingko, Kava Kava and Saw Palmetto. The PR bar and powdered drink products contributed $16.0 million, an increase of 23.8% compared to $12.8 million for the nine months ended September 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $39.2 million to net sales. The catalog mail order division acquired on April 30, 1998 contributed $12.1 million to net sales. Publishing activities contributed $3.0 million as compared to $3.8 million for the nine months ended September 30, 1997

Gross Profit: Gross profit for the nine months ended September 30, 1998 was $124.7 million, which represented an increase of $55.3 million, or 79.7%, as compared to $69.4 million for the nine months ended September 30, 1997. Gross profit margin was 51.4% for the nine months ended September 30, 1998, as compared to 44.7% for the nine months ended September 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the nine months ended September 30, 1998. The increase in gross profit margin for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

Operating Expenses: Operating expenses were $76.8 million for the nine months ended September 30, 1998, representing an increase of $42.4 million, or 123.4%, as compared to $34.4 million for the nine months ended September 30, 1997. As a percent of net sales, operating expenses increased from 22.1% for the nine months ended September 30, 1997 to 31.7% for the nine months ended September 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the nine months ended September 30, 1998, comprised primarily of an increase in the Company's advertising expenses and increased commission expense for the network marketing division.

Merger Expenses: Merger expenses were $1.5 million for the nine months ended September 30, 1998 as a result of the August 21, 1998 acquisition of PR.

Income from Operations: Income from operations was $46.5 million for the nine months ended September 30, 1998, representing an increase of $11.4 million, or 32.5%, as compared to $35.1 million for the nine months ended September 30, 1997. Income from operations margin decreased to 19.2% of net sales for the nine months ended September 30, 1998, as compared to 22.6 % of net sales for the nine months ended September 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margin was primarily due to higher operating expenses as a percent of net sales for the nine months ended September 30, 1998.

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

Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

Net Sales: Net sales for the three months ended September 30, 1998 were $84.4 million, an increase of $33.0 million, or 64.1%, as compared to net sales of $51.4 million for the three months ended September 30, 1997. Net sales of Twinlab products were $46.6 million, an increase of $13.2 million or 39.8%, as compared to $33.4 million for the three months ended September 30, 1997. The increase in net sales of Twinlab products was primarily due to an increase in vitamins, sports nutrition and special formula product lines. Herbal products contributed $11.1 million, a decrease of $1.6 million, or 12.8%, from the $12.7 million in net sales for the three months ended September 30, 1997 due primarily to a decline in sales in the core health food channel. Mass market revenues for the three months ended September 30, 1998 increased 36.3% to $6.5 million from $4.7 million for the three months ended September 30, 1997. High initial pipeline fill by a large customer resulted in lower orders in the three months ended September 30, 1998 compared to levels experienced in the first and second quarter of 1998. However, this was more than offset by sales in the core health food channel and the successful introduction of our new Twinlab TruHerbs and Twinlab Ironman products with the mass market. The PR bar and powdered drinks contributed $5.2 million, an increase of $1.1 million or 25.9% for the three months ended September 30, 1998 as compared to $4.1 million for the three months ended September 30, 1997. The network marketing division, which was acquired in the fourth quarter of 1997, contributed $13.2 million in net sales during the three months ended September 30, 1998. The catalog mail order division acquired on April 30, 1998 contributed $7.5 million to net sales. Publishing contributed $0.8 million as compared to $1.2 million for the three months ended September 30, 1997.

Gross Profit: Gross profit for the three months ended September 30, 1998 was $43.6 million, which represented an increase of $21.5 million, or 97.3%, as compared to $22.1 million for the three months ended September 30, 1997. Gross profit margin was 51.5% for the three months ended September 30, 1998, as compared to 42.9% for the three months ended September 30, 1997. The overall increase in gross profit dollars was attributable to the Company's higher sales volume for the three months ended September 30, 1998. The increase in gross profit margin for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, was due primarily to higher gross profit margins of the network marketing division.

Operating Expenses: Operating expenses were $27.3 million for the three months ended September 30, 1998, representing an increase of $15.2 million, or 125.8%, as compared to $12.1 million for the three months ended September 30, 1997. As a percent of net sales, operating expenses increased from 23.5% for the three months ended September 30, 1997 to 32.4% for the three months ended September 30, 1998. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the three months ended September 30, 1998, comprised primarily of an increase in the Company's commission expense for the network marketing division and advertising expenses.

Merger Expenses: Merger expenses were $1.5 million for the three months ended September 30, 1998 as a result of the August 21, 1998 acquisition of PR.

Income From Operations: Income from operations was $14.7 million for the three months ended September 30,1998, representing an increase of $4.7 million, or 47.5%, as compared to $10.0 million for the three months ended September 30, 1997. Income from operations margin decreased to 17.4 % of net sales for the three months ended September 30, 1998, as compared to 19.4% of net sales for the three months ended September 30, 1997. The increase in income from operations was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margins was primarily due to higher operating expenses as a percent of net sales for the three months ended September 30, 1998.

Other Expense: Other expense was $1.1 million for the three months ended September 30, 1998, as compared to $3.1 million for the three months ended September 30, 1997. The net decrease of $2.0 million is primarily due to increased interest income of $0.3 million and decreased interest expense of $1.6 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998.

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

Capital expenditures were $9.2 million and $3.3 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency and for the expansion of the Utah facility. Capital expenditures are expected to be approximately $17.0 million during 1998, approximately $13.3 million is being used to expand the Utah facility and the remainder for the purchase of production equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year. The Company recently entered into a lease for approximately 21,000 square feet of office space in Hauppauge, New York, for its executive and administrative personnel and has entered into a lease for 106,000 square feet of space in Bohemia, New York for distribution, warehouse and packaging (tablet and capsule) operations.

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

In July 1998, the Company purchased $18.1 million aggregate principal amount of senior subordinated notes in the open market at a price of 112 1/2 percent or an aggregate of $20.8 million, including interest of $.4 million. In September 1998, the Company purchased an additional $3.6 million aggregate principal amount of senior subordinated notes in the open market at a price of 108 1/2 percent or an aggregate of $4.1 million, including interest of $.1 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 21, 1998, Twinlab issued an aggregate of 1,150,000 shares of its Common Stock to the shareholders of PR Nutrition, Inc. as the purchase price for all of the outstanding common stock of PR Nutrition, Inc. Such Common Stock was transferred in a transaction that was exempt from registration under Section 4(2) of the Securities Act.

ITEM 5: OTHER INFORMATION

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to April 3, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised a the annual meeting, even though there is no discussion of the proposal in the proxy statement relating to the 1999 annual meeting of stockholders.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27 Financial Data Schedule

(b)   Reports on form 8-K:

      A report on Form 8-KA was filed on July 14, 1998, with respect to the Bronson acquisition.

      A report on Form 8-K was filed on September 4, 1998 with respect to the acquisition of PR Nutrition, Inc.

      A report on Form 8-KA was filed on October 2, 1998, with respect to the acquisition of PR Nutrition, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TWINLAB CORPORATION


                                               By  /s/ Ross Blechman
                                                 -------------------------------
                                               Ross Blechman
                                               Chairman, President and Chief
                                               Executive Officer


                                          By:    /s/ John McCusker
                                                 -------------------------------
                                               John McCusker
                                               Chief Financial Officer

Dated: March 30, 1999