Form 10-K
period 1998-12-31
TWINLAB CORP
filed 1999-03-31
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| For the fiscal year ended December 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _____________

                         Commission File Number: 0-21003

                               TWINLAB CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

                  Delaware                                     11-3317986
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)

              150 Motor Parkway                                  11788
             Hauppauge, New York                               (Zip Code)
   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (516) 467-3140

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

                                ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on March 25, 1999, as reported on the Nasdaq National Market, was $166,978,928.

      As of March 25, 1999, the registrant had 32,705,049 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

                               Corporate Secretary
                               Twinlab Corporation
                                150 Motor Parkway
                               Hauppauge, NY 11788

      TWINLAB CORPORATION 1998 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

                                     PART I

                                                                    Page

Item 1.  Business..................................................    4

Item 2.  Properties................................................   18

Item 3.  Legal Proceedings.........................................   19

Item 4.  Submission of Matters to a Vote of Security Holders.......   20


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................   20

Item 6.  Selected Financial Data...................................   22

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................   23

Item 8.  Financial Statements and Supplementary Data...............   29

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.......................   29


                                    PART III

Item 10. Directors and Executive Officers of the Registrant........   30

Item 11. Executive Compensation....................................   30

Item 12. Security Ownership of Certain Beneficial Owners and
         Management................................................   30

Item 13. Certain Relationships and Related Party Transactions......   30


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K..................................................   30

SIGNATURES........................................................    34

                                     PART I

      Information contained or incorporated by reference in this annual report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Business Strategy." Forward-looking statements involve substantial risks and uncertainties and represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. Such forward looking statements by their nature involve known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things, those discussed in "Factors Affecting Future Performance" under the caption "Business" in Item 1 of this annual report. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. For the purpose of this annual report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company accepts no obligation to update any forward-looking statements and does not intend to do so.

      Unless the context otherwise requires, the terms "Company" and "Twinlab" refer to Twinlab Corporation and, as applicable, its direct and indirect subsidiaries, Twin Laboratories Inc. ("Twin"), Advanced Research Press, Inc. ("ARP"), Changes International of Fort Walton Beach, Inc. ("Changes International"), Bronson Laboratories, Inc. ("Bronson"), Health Factors International, Inc. ("Health Factors") and PR*Nutrition, Inc. ("PR*Nutrition").

Item 1. BUSINESS

General

      The Company is one of the leading manufacturers and marketers of brand name nutritional supplements sold through domestic health and natural food stores and various direct sales channels, including network and catalog marketing and is also engaged in the sale of products through national and regional drug store chains, supermarkets and mass merchandise retailers. The Company produces a full line of nutritional supplements and offers one of the broadest product lines in the industry with more than 1,300 products and 2,400 stockkeeping units (SKU's). The Company's product line includes: vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas marketed under the TWINLAB(R) trademark; a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs(R), HealthCare Naturals(R) and Twinlab TruHerbs(R) trademarks; a line of specially formulated nutritional supplements marketed under the Changes(R) trademark; herb teas marketed under the Alvita(R) trademark; vitamins, herbs and nutritional supplements and health and beauty aids marketed under the Bronson(R) trademark; and nutritionally enhanced food bars marketed under the PR*Bar(R) and Ironman Triathlon(R) trademarks. The Company emphasizes the development and introduction of high-quality, unique nutraceuticals and other products in response to emerging trends in the nutritional supplement industry. The Company's premium product quality, broad product line, strong history of new product introductions and innovations and superior marketing and advertising programs have established TWINLAB, Nature's Herbs, Bronson, PR*Nutrition, Changes and Alvita as leading and widely-recognized brands in the nutritional supplement industry.

      Under the leadership of the Blechman family, Twinlab has achieved increased net sales and income from operations every year since 1990. Since 1994, the Company's net sales and income from operations have grown at compound annual growth rates of 29.1% and 25.8%, respectively. For the year ended December 31, 1998, the Company generated net sales, net income and basic and diluted net income per share of $333.4 million, $29.7 million and $.94, respectively.

      The Company's products target consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods. To reach the broadest possible consumer market, the Company has developed a multi-branded and multi-channel distribution strategy, consisting of the following categories:

o Health and Natural Food Store Channel -- The Company's TWINLAB, Nature's Herbs, Ironman Triathlon and Alvita brand products are sold primarily through a network of approximately 80 distributors to nearly 11,000 health and natural food stores and other selected retail outlets. The health and natural food store channel of distribution has grown in recent years as national chains, including those which sell the Company's products, such as General Nutrition Companies, Inc. ("GNC"), Whole Foods Markets, Inc. ("WFM"), Wild Oats Markets, Inc. ("Wild Oats") and other industry participants continue to add stores in new and existing markets. The Company believes that it has a competitive advantage in the health and natural food store channel due to the high quality of its products, which is a direct result of its use of premium ingredients, its state of the art manufacturing facilities and its comprehensive quality control procedures. Sales to the health and natural food store channel, primarily through distributors, continue to represent the Company's largest market, totaling approximately $211.8 million, or approximately 63.5%, of the Company's net sales in 1998. The Company believes that its products have a presence in over 95% of the health and natural food stores in the United States, but that only approximately 20% of such stores carry a comprehensive line of the Company's products. Management believes that the continued expansion of health and natural food store retail outlets and the strong demographic and consumer awareness fundamentals driving the nutritional supplement industry, combined with health and natural food retailers' success with the Company's product lines, provide Twinlab with significant opportunities to increase sales in the health and natural food store channel. Through its Bronson division, Twinlab markets its MD Pharmaceutical(R)brand of vitamins, herbs and nutritional supplements exclusively to United States military commissaries and also manufactures, through Health Factors, private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis.

o Mass Market Channel -- The Company is actively engaged in efforts to expand its penetration of the mass market retail channel, which consists of drug store chains, supermarkets and other mass merchandisers. The Company is currently a provider of private label herbal products to Wal-Mart Stores, Inc. ("Wal-Mart"), which are being sold under Wal-Mart's proprietary Spring Valley brand name. The Company also sells its products through national and regional drug store and supermarket chains, such as Rite Aid Corporation, Walgreen, CVS, Kroger, American Stores, Inc. and Albertson's, Inc., under its TWINLAB, HealthCare Naturals and Alvita brand names. Approximately $47.0 million or 14.1% of the Company's 1998 net sales were attributable to mass market retailers compared to $14.1 million or 6.1% in 1997. Twinlab has recently introduced its nutritionally enhanced food bars under the Ironman Triathlon brand name in the mass market channel of distribution. During 1998, the Company introduced the first line of herbs to be sold under the TWINLAB name to the mass market under the brand name Twinlab TruHerbs, as well as a line of nutritional supplements under the Ironman Triathlon trademark.

o Direct Sales Channel -- The Company markets and sells a variety of products through the direct sales distribution channel, which includes network marketing, catalog and direct response sales. Through Changes International, the Company develops, markets and sells vitamins, herbs and nutritional supplements under the Changes brand name. Changes International operates through a large sales force of independent distributors located throughout the United States, Canada and the United Kingdom who sell directly to consumers. At this time, all of Changes International's products are specially formulated and packaged for distribution through a network marketing sales force and are not intended for sale to retail outlets. The Company more than doubled the size of Changes International's nutritional supplement line during 1998 and expects to further expand the Changes line of products in 1999. Changes International generated net sales of $51.3 million in 1998. Twinlab also manufactures, markets and distributes a line of over 400 vitamins, herbs and nutritional supplements and health and beauty aids under the Bronson brand name which are sold through catalogs and specialty direct mailings to customers, including healthcare and nutritional professionals. In August of 1998, the Company acquired PR*Nutrition, a company that markets and distributes nutritionally enhanced food bars and other nutritional products. The Company markets products under the PR*Bar brand name directly to consumers through, direct mailings, and direct response sales. Approximately $70.5 million or 21.1% of the Company's 1998 net sales were attributable to the direct sales channel compared to $17.1 million or 5.2% in 1997.

Operating Divisions

      While the Company's products are marketed through the distribution channels discussed above, the Company's operations are organized around the following six divisions:

o TWINLAB Division -- The TWINLAB division develops and manufactures vitamins, minerals, herbs, amino acids and sports nutrition products under the TWINLAB, TruHerbs, Ironman Triathlon, MaxiLife, "Fuel" and other brand names for distribution in the health and natural food store and mass market distribution channels. The TWINLAB division accounted for approximately $172.7 million, or 51.8%, of the Company's net sales in 1998.

o Herbal Supplements and Teas Division -- The herbal supplements and teas division develops and manufactures the Company's products marketed and sold under the Nature's Herbs, HealthCare Naturals and Alvita brand names through the health and natural food store and mass market distribution channels. This division generated approximately $65.8 million, or 19.7%, of the Company's net sales in 1998.

o Changes International Division -- The Changes International division develops and markets a line of vitamins, herbs and nutritional supplements under the Changes brand name for distribution exclusively through a network marketing sales force of independent distributors. This division accounted for approximately $51.3 million, or 15.4%, of the Company's net sales in 1998.

o Bronson Division -- Twinlab's Bronson division manufactures, markets and distributes products under the Bronson brand name, which are sold through catalogs and direct mailings to customers, and under the MD Pharmaceutical brand name exclusively to United States military commissaries. Through Health Factors, this division also manufactures private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis. The Bronson division, following its acquisition in late April 1998, generated net sales of $18.7 million or 5.6% of the Company net sales in 1998.

o PR*Nutrition Division -- The PR*Nutrition division develops, markets and sells nutritionally enhanced food bars and other nutritional products under the PR*Bar and Ironman Triathlon brand names for sale to consumers through direct and specialty mailings, direct response sales, and the health and natural food stores and mass market channels. This division generated net sales of $20.9 million in 1998, or 6.3% of the Company's 1998 net sales.

o Publishing Division - Through Advanced Research Press, the Publishing division is responsible for the publishing activities of the Company, including the publication of a monthly fitness magazine, Muscular Development, a monthly newsletter and select books concerning nutritional supplements and related subjects. ARP generated net sales of $4.0 million, or 1.2% of the Company's 1998 net sales.

      Twinlab was incorporated under the laws of the State of Delaware in 1996 and maintains its principal executive offices at 150 Motor Parkway, Suite 210, Hauppauge, New York 11788. Its telephone number is 516-467-3140.

Business Strategy

      The Company's strategy is to continue to increase sales and profits by furthering its leadership position in the sale of vitamins, herbs, sports nutrition products and other nutritional supplements to the health and natural food store channel while continuing to increase sales and market share in the mass market and direct sales distribution channels. Twinlab plans to implement this strategy both by capitalizing on the strength of its established brands as well as through the development and introduction of new brands. In addition, the Company expects to continue to develop and introduce new products and product innovations for each of its distribution channels, to increase its penetration of foreign markets and to provide the advertising, marketing, operational and personnel support necessary to grow its businesses.

Specifically, the Company seeks to:

      Further Develop Portfolio of Brands -- Twinlab has developed a portfolio of core brands which are among the most recognized in the vitamin and nutritional supplement industry. The Company intends to continue to nurture and extend the reach of its TWINLAB, Nature's Herbs and Alvita brands in the health food distribution channel while furthering the development of its portfolio of proprietary brands, including the TruHerbs, Ironman Triathlon, Bronson, PR*Nutrition and Changes brands, targeted to the Company's respective channels of distribution. As in the past, the Company will promote its brands through strong marketing and advertising programs. Management believes that Twinlab has one of the largest marketing and advertising budgets as a percentage of sales in the nutraceutical industry and that the strong brand name recognition of its products is, in part, a direct result of this support. In fiscal 1998, the Company spent $26.4 million, an increase of 30% over fiscal 1997, on marketing and advertising to promote its products. The Company has budgeted for significantly greater marketing and advertising expenses in fiscal 1999, as compared to 1998.

      Further Develop Multiple Channels of Distribution -- The Company intends to continue to increase its penetration of the domestic and international health and natural food store channel and expand its mass market, retail, network marketing and catalog businesses. By utilizing a multiple distribution channel approach, the Company believes it will be well positioned to also reach customers who historically have not shopped in health and natural food stores. If appropriate, the Company may seek to acquire selective products or product lines to distribute through these established channels.

      Continue to Introduce New Products and Product Innovations -- A cornerstone of the Company's success has been its ability to rapidly utilize innovative scientific and medical findings in its new product development efforts. The Company has consistently been among the first in its industry to introduce new products and product innovations that anticipate and meet customer demands for newly identified nutritional supplement benefits. As part of its ongoing research and development effort, the Company maintains an extensive database and actively researches and monitors a wide variety of publications containing scientific and medical research. The Company's geographically diverse network of distributors allows it to achieve immediate and broad distribution for new product launches. From 1991 through 1998, the Company introduced over 700 products, with over 140 new products introduced in 1998 alone. Net sales from new products introduced in 1998 were approximately $15.9 million, or approximately 4.8% of the Company's net sales. The Company expects to introduce new products in 1999 in the health and natural food store and mass market retail channels. Eighteen new products have already been introduced in 1999. Additional products are likewise expected to be introduced through the catalog and network marketing channels.

      Increase Penetration of Foreign Markets -- Management believes that there are substantial opportunities for the Company to expand its presence in foreign markets. The Company's international sales force is supported by a network of approximately 60 overseas distributor organizations, serving over 70 foreign countries. Approximately 6.0%, or $19.9 million, of the Company's net sales in 1998 were derived from international sales originating from overseas distributor organizations. The Company presently has distribution agreements covering many western European countries, including Great Britain, France, Italy, Belgium, the Netherlands and the Scandinavian countries; eastern European countries, including Russia; Latin American countries, including Mexico, Brazil, Chile and Argentina; Middle Eastern countries, including Israel and Saudi Arabia; several countries in the Far East, including China and Singapore; and the Caribbean. As part of its continuing efforts to expand its international presence, the Company recently opened a branch office in the United Kingdom. The Company also initiated programs in 1998 to qualify distributors in Japan and Australia.

      Supplement Internal Growth Through Strategic Acquisitions -- The Company actively pursues acquisition opportunities that will complement or extend its existing product lines or that would be compatible with its business philosophy and strategic goals. The Company believes that its leading and widely recognized brand names, broad distribution capabilities and ability to generate sales of its products through successful marketing programs provide it with a strategic advantage in pursuing and consummating such opportunities.

      Ongoing Investment in Personnel and Infrastructure -- The Company continues to make significant investments in developing its management team and building its infrastructure to support the growth of its businesses. As part of its ongoing efforts to maintain its reputation for providing the highest quality products and services to its customers, the Company continues to invest in its manufacturing and distribution facilities and management information systems. In 1998, the Company leased an approximately 106,000 square foot warehouse and distribution facility in Bohemia, New York and substantially completed the expansion of its state-of-the-art manufacturing, distribution and warehouse facility in American Fork, Utah (the "Utah Facility"). The total size of the Utah Facility will increase from 57,000 square feet to approximately 160,000 square feet and will substantially increase the Company's production capacity. The total budget for the Utah Facility expansion is approximately $13.3 million. Approximately 140,000 square feet of construction was complete by the end of 1998, at an approximate cost of $9.1 million in capital expenditures. During 1998, the Company also added significant management and staff to support its mass market and Changes International operations. Bronson's fulfillment and telemarketing operations were consolidated in 1998 with the operations of the herbal supplements and teas division at the Company's expanded Utah Facility (with the exception of product production which remains with Health Factors in Tempe, Arizona). The management of Bronson's catalog business is currently conducted by an independent mail order consulting group.

      There can be no assurance that the Company will successfully implement all or any part of its business strategy.

Industry

      Based on estimates in 1998 market reports conducted by Packaged Facts (the "Packaged Facts Report"), an independent research firm, the retail market for vitamins, minerals and other supplements (excluding sports nutrition food bars and diet products; the "VMS Products") has grown at a compounded annual rate of 15.4% from $5.0 billion in 1994 to $8.9 billion in 1998. A large portion of this growth is attributable to an increase in sales of supplements (primarily herbal products), which grew from $1.3 billion in 1994 to $3.9 billion in 1998. Growth in this category has been fueled by the popularity of such herbs as echinacea, garlic, ginseng, gingko, saw palmetto and St. John's Wort. Packaged Facts forecasts 13.3% compound annual growth in the market for VMS Products, including 19.8% compound annual growth in the market for supplements, through the year 2003. In addition, according to Packaged Facts, the retail market for sports nutrition products has grown at a compound annual rate of 15.2% from approximately $720 million in 1994 to approximately $1.3 billion in 1998.

      Management believes that the growth rate in the nutritional supplement industry has slowed significantly compared to the growth rate experienced in the first six months of 1998. The Company believes the slow down in growth is in part due to a decline in sales at the retail level of St. John's Wort and other herbal products that were in greater demand in the first half of 1998 and to a more generalized industry-wide slowing of growth across most product categories. The Company believes that as a result, inventories at the retail and distributor level have become excessive and therefore orders to manufacturers and suppliers have been reduced.

     US Retail Sales of VMS Products and Sports Nutrition Products 1994-1998
                            (in millions of dollars)

--------------------------------------------------------------------------------
      Category                             1994          1998          CAGR
================================================================================
Vitamins .............................    $ 3,140      $ 4,160          7.3%
Supplements ..........................      1,250        3,865         32.6
Minerals .............................        615          855          8.6
                                          -------      -------      -------
           Total VMS Products ........      5,005        8,880         15.4
                                          -------      -------      -------
Sports Nutrition .....................        720        1,268         15.2
                                          -------      -------      -------
                     Total ...........    $ 5,725       10,148         15.4%
                                          -------      -------      -------
--------------------------------------------------------------------------------

Source: Packaged Facts

      Management believes continued industry growth will be fueled by (i) favorable demographic trends towards older Americans, who are more likely to consume nutritional supplements; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) the nationwide trend toward preventive medicine in response to rising health care costs; (iv) increased consumer interest in herbs and herb-related supplements; and (v) the heightened understanding and awareness of healthier lifestyles and the connection between diet and health. Moreover, although the industry has grown dramatically in recent years, there is still a large untapped domestic market as only an estimated 60% of Americans currently consume vitamins, herbs and nutritional supplements on a regular basis.

      Vitamin and nutritional supplements are sold through several channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing and catalog distribution). In 1998, according to Packaged Facts, the mass market channel accounted for approximately 49% of sales of VMS Products, health and natural food stores accounted for 39% of sales and 12% of sales were generated through direct selling, mail order and the internet.

      The United States health and natural food store market is comprised of approximately 11,000 stores, which are generally either independently owned or associated with one of several regional or national chains, including GNC and WFM. According to the Packaged Facts Report, nutritional supplements account for over 49% of a typical health and natural food store's sales. The health and natural food store channel of distribution has continued to experience growth in recent years as national chains, including those which sell the Company's products, such as GNC, WFM and other industry participants continue to add stores in new and existing markets. The growth in the health and natural food channel of distribution is partially attributable to the general growth in natural product sales. Natural products are defined as products that are minimally processed, environmentally friendly, largely or wholly free from artificial chemicals and, in general, as close to their natural states as possible.

      In the mass market channel, sales of vitamins, herbs and nutritional supplements have generally grown in line with the growth in all channels due to the proliferation of retail outlets and the expansion of SKU's offered by these stores. However, within the mass market channel, mass merchandisers have captured increasing market share from traditional drug store chains and supermarkets. According to Packaged Facts, these mass merchandisers accounted for 18.7% of total retail sales of VMS Products in 1998 compared to 11.5% in 1994. This compares to traditional drug store chains and supermarkets which accounted for 30.5% and 34.6% of total retail sales of VMS Products in 1998 and 1994, respectively.

      Although growing, sales generated via direct selling, mail order and the internet have not grown as quickly as sales in other channels of distribution. According to Packaged Facts, sales via direct selling as a percentage of total retail sales of VMS Products were 9.9% in 1998 compared to 13.1% in 1994. Sales via mail order and the internet were 2.4% and 4.2% of total retail sales of VMS Products in 1998 and 1994, respectively. It is expected that the market for internet sales will increase in the future as consumers become more accustomed to ordering products online.

      Share of VMS Products Market -- Sales by Retail Outlets, 1994, 1996 and
1998

          Outlet                               1994          1996          1998
          ------                               ----          ----          ----
Health and Natural Food Stores .......         36.6%         38.2%         38.5%
Mass Market Drug Store Chains ........         23.1          20.2          18.4
Mass Merchandisers ...................         11.5          14.8          18.7
Supermarkets .........................         11.5          10.8          12.1
                                             ------        ------        ------
Total Mass Market ....................         46.1          45.8          49.2
                                             ------        ------        ------
Direct Selling .......................         13.1          12.6           9.9
Mail Order and Internet
                                                4.2           3.4           2.4
                                             ------        ------        ------
          TOTAL ......................        100.0%        100.0%        100.0%
                                             ======        ======        ======

----------
Source: Packaged Facts

Products

      The Company has a highly diversified array of products and product categories and manufactures and markets over 1,300 products and over 2,400 SKU's in several product categories. The Company's product line includes vitamins, minerals, amino acids, fish and marine oils, sports nutrition products (including food bars) and special formulas marketed under the TWINLAB trademark, a full line of herbal supplements, phytonutrients and herb teas marketed under the Nature's Herbs, HealthCare Naturals, TruHerbs and Alvita trademarks, a line of nutritional supplements marketed through Changes International under the Changes trademark, a full line of vitamins, herbal supplements and personal care items under the Bronson brand name through its catalog division and a line of food bars under the PR*Bar and Ironman Triathlon trademarks through its PR*Nutrition division. The Company also sells certain products under private label arrangements with third parties. Some of these products are manufactured by Health Factors, which also manufactures the majority of the Bronson catalog products. The Company also publishes health, fitness and nutrition-related publications through its Publishing division.

      The following table sets forth certain information concerning each of the Company's product categories:

                                                                               Five-Year
                                            Number of    Percentage of       Compound Annual
         Product Category                     SKU's     1998 Gross Sales    Gross Sales Growth
         ----------------                     -----     ----------------    ------------------
TWINLAB Products .....................        1,165          54.6%                 18.0%
Herbal Supplement and Teas Products

                                                742          19.3                  36.5
Bronson Products .....................          421           5.1                   N/A
Changes Products .....................           67          14.0                   N/A
PR Nutrition Products ................           57           5.9                  90.8
Publishing ...........................          N/A           1.1                   8.7
                                             ------        ------                ------
          TOTAL ......................        2,452         100.0%                 28.2%
                                             ======        ======                ======

      Twinlab Division. The TWINLAB division is responsible for the manufacture and sale of vitamins, minerals, amino acids, sports nutrition formulas and other nutritional supplement products marketed under the TWINLAB brand name including multivitamins, such as Daily One Caps and Animal Friends, single-entity vitamins, such as B-1 Caps and Mega E Softgels, minerals, such as Calcium Citrate Caps and Magnesium Caps, and amino acids such as L-Glutamine Caps and Mega L-Carnitine Tabs. These products are generally available in a variety of delivery forms, including liquid, powder, capsule and tablet to accommodate a variety of consumer tastes and preferences. This category targets a broad array of health conscious consumers, with particular emphasis on consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods.

      The sports nutrition products sold under the Twinlab brand consist of a wide variety of nutritional supplements designed for and targeted to active lifestyle consumers. These products are specially formulated to help individuals achieve their personal physical goals and enhance performance. Sports nutrition products include Hydra Fuel and Ultra Fuel drinks, which replenish glucose and electrolytes depleted during strenuous exercise; DietFuel, RxFuel and Ripped Fuel, which are marketed for the preservation of lean body mass and the building of muscle mass in conjunction with a low fat diet and exercise program; Creatine Fuel, a university tested supplement designed to increase body mass and muscular performance; and Metabolift, a successful thermogenic formula. The Company's sports nutrition products are utilized by a variety of health conscious consumers including amateur and professional athletes in a variety of competitive sports. The Company believes that its sports nutrition business serves to increase the Company's brand awareness among customers who, as they grow older, are likely to shift their buying patterns to include the Company's vitamins, herbs and other nutraceuticals.

      Twinlab's special formulas consist of a broad assortment of products formulated with specific health conditions or objectives in mind. Special formulas are primarily targeted to sophisticated users of health related products, including regular customers of health and natural food stores. Examples include Beyond Cholesterol, which assists with a healthy cholesterol level, OcuGuard Plus with Lutein, which is formulated for nutritional support for the eyes, Coenzyme Q10, which is designed for cardiovascular health, MaxiLIFE Glucosamine and Chondroitin Sulfate Formula, which nutritionally supports healthy bone and joint function, and the MaxiLIFE Protector Series, a premium supplement line for the body's most aging-prone areas. In addition, the Company sells a variety of fish and marine oils in a number of different delivery forms which offer a number of nutritional benefits, including favorable effects on cardiovascular health.

      In 1998, the Twinlab division introduced the first line of herbs to be sold under the Twinlab trademark. Twinlab TruHerbs are a full line of approximately 45 products of which approximately seven are manufactured utilizing a "Time Release" technology for a sustained herbal activity level.

      In 1998, the Twinlab division also introduced a line of six supplements to the mass market channel under the Ironman Triathlon trademark which is licensed to the Company. The Company believes this supplement line compliments the nutritionally enhanced food bar line marketed by the Twinlab division under the Ironman Triathlon mark

      Herbal Supplements and Teas. Herbal supplements and phytonutrients (produced from nutrients from botanical sources that are considered to have medicinal properties) have become increasingly important categories across all distribution channels. Through its Nature's Herbs product line, the Company produces a full line of herbal supplements and phytonutrients which offer natural alternatives to over-the-counter medications. The Company manufactures and markets approximately 575 herbal and botanical supplements which are produced at the Company's modern FDA registered Utah Facility and sold primarily under the Nature's Herbs and TruHerbs brand names. Twinlab's herbal products include single herbs, such as saw palmetto, garlic, ginseng and golden seal; traditional combinations, such as echinacea-golden seal; standardized extracts, such as St. John's Wort Power, Gingko Power, Bilberry Power and Milk Thistle Power sold under the POWER HERBS(R) brand name; and natural health care product formulations, such as Allerin and Coldrin. The Company supplies herbal supplements to Wal-Mart for its Spring Valley private label line. Twinlab introduced the first line of time-release herbs ever developed. This advanced technology includes a unique micro-encapsulation process that permits the Company's finely granulated herbal extracts to dissolve gradually and consistently throughout the day. Nature's Herbs brand products are packaged using the innovative FRESH CARE System developed by the Company. The FRESH CARE System is the first all-glass and antioxidant-protected herbal packaging system that helps remove oxygen while locking out air, moisture and light in order to maintain potency and to extend freshness.

      Through its Alvita product line, the Company offers approximately 144 herb teas in both single use bags and bulk. Alvita is a leading brand of herb tea and is one of the most recognizable tea brands sold through health and natural food stores. Founded in 1922, Alvita is one of the nation's oldest herb tea companies. Alvita purchases tea in bulk form, formulates blends of natural herb teas and designs the packaging for its products. Alvita's teas are currently blended and packaged at the Company's Utah facility and by an independent contractor. Alvita teas include Peppermint Leaf, Chamomile, Echinacea, Golden Seal, Ginger and Senna Leaf, as well as new-age blends such as Chinese Green Tea, available in a choice of citrus flavors. Alvita markets its products with an environmentally conscious theme by packaging bulk tea and tea bags in paper and recyclable foil pouches and by not utilizing shrink wrap for either its outer boxes or tea bags. In the fall of 1998, the Company launched a line of teas under the trademark Herbal Orchard. Initially, six medicinal teas made with real fruit and decaffeinated green tea were introduced with names such as Lazy Lemontime and Blackberry Moon.

      Direct Sales Products. Through Changes International, a network marketing company that was acquired in November 1997, the Company develops, markets and sells vitamins, herbs and nutritional supplements under the Changes brand name. Changes International operates through a large sales force of independent distributors located throughout the United States, Canada and the United Kingdom. Changes International's products include Thermolift, a thermogenic diet product, Changes Relief, an advanced supplement that nutritionally supports healthy bone and joint functions, and Perfor-Max, an antioxidant formula. All of Changes International's products are specially formulated and packaged and are manufactured by an independent contractor pursuant to the

Company's specifications solely for the network marketing sales force and are not intended for sale to retail outlets at this time. During 1999, the Company intends to solidify its distribution base through the introduction of new and innovative products.

      Bronson was acquired in April 1998. The Bronson catalog is a leading source for the direct sale of high quality nutritional supplement products. Since its acquisition in April, the Bronson catalog and mailing lists have been significantly updated, and a number of new products have been added to the catalog, such as 7-Keto DHEA and Bronson Tomato Power (an antioxidant product containing lycopene). Bronson also recently introduced, via a specialty mailing, ten innovative products under the Bronson Pro-Complex Formula brand name.

      PR*Nutrition. In August of 1998, the Company acquired PR*Nutrition, a distributor of nutritionally enhanced food bars and related drink powders. The bars sold by the PR*Nutrition division are generally based upon a dietary ratio of forty percent carbohydrates, thirty percent protein and thirty percent fat. PR*Nutrition's products are manufactured by a third party pursuant to the Company's specifications. The formulations necessary to make such products are owned by the Company. The Ironman Triathlon bar is sold through retail channels. The PR*Bar and PR*Powder are sold by PR*Nutrition through direct response sales.

      Publications. Through ARP, the Company publishes Muscular Development, a high-quality fitness magazine featuring a scientific advisory board and contributors considered to be among the most accomplished and knowledgeable in their respective fields. The magazine covers recent developments and provides innovative information in the fields of training and nutrition research, supplements, health, sports, fitness and diet. This publication serves as a vehicle to increase public awareness of the Company's products and as an outlet for a portion of the Company's advertising program. Muscular Development currently has a monthly paid circulation of approximately 100,000 readers. The Company also publishes a monthly newsletter and select books concerning nutritional supplements and related subjects.

Product Development

      The Company is recognized as an industry leader in new product development. The Company closely monitors consumer trends and scientific research, and has consistently introduced innovative products and programs in response thereto. The Company's product development staff regularly studies numerous health and nutrition periodicals, including the New England Journal of Medicine and the Journal of the American Medical Association, in order to generate ideas for new product formulations. Management believes that the Company's introduction of new products has increased market share for both the Company and its retail customers, and the Company intends to continue developing new products and programs in the future. The Company was the first major nutritional supplement manufacturer to introduce such industry-wide innovations as: an all-capsule vitamin and mineral line that is well tolerated by allergy-prone individuals; a complete line of amino acids and fish and marine oils; the most advanced and complete array of antioxidants, including beta carotene, lutein, lycopene, L-glutathione, N-acetyl cysteine (NAC), lipoic acid and an entirely new class of antioxidants, including polyphenols, flavonoids and isoflavones; concentrated Coenzyme Q10; chondroitin sulfate; thermogenic products; standardized herbal extracts guaranteeing potency (Certified Potency); the FRESH CARE packaging system, designed to preserve potency and freshness; a full line of Ayurvedic Indian herbal products; and a complete line of herb teas in single use bag and bulk form. From 1991 through 1998, the Company introduced over 700 products, with over 140 new products introduced in 1998, including Twinlab TruHerbs. In 1999, the Company expects to introduce many new products in the health and natural food and mass market channels, 18 of which have already been introduced. Representative products introduced in 1999 include Cell Boost with IP6 and Diet Fuel/Chitosan Formula. The Company more than doubled the number of products offered through Changes International's distribution network during 1998. Bronson introduced its Pro-Complex Formula line in a special 1998 mailing and PR*Nutrition introduced several new products, including its Kona Krunch and Cookies-n-Cream Ironman Triathlon bars. The Company's research and development expenses were $1.7 million in 1998, compared to $1.1 million in 1997.

Sales and Distribution

      The Company believes that its TWINLAB products have a presence in over 95% of the health and natural food stores in the United States, but that only approximately 20% of such stores carry a comprehensive line of the Company's products. The Company sells its products primarily through a network of approximately 80 distributors, which service approximately 11,000 health and natural food stores throughout the country and selected retail outlets. Sales to domestic distributors represented approximately 54.1% of the Company's net sales in 1998. The Company's distributor customers include GNC, Tree of Life, Super Nutrition, United Natural Foods, Inc. ("United Naturals"), Nature's Best, Inc. and other distributors that supply retailers of vitamins, herbs, food bars and other nutritional supplements. Management believes that it sells its products to every major domestic nutritional supplement distributor servicing health and natural food stores and is generally the largest independent supplier of nutritional supplements to such distributors.

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

      Tree of Life and GNC accounted for approximately 12% and 14%, respectively, of the Company's net sales in 1998. Net sales to Wal-Mart accounted for approximately 12% of the Company's 1998 net sales. No other single customer accounted for more than 10% of the Company's net sales in 1998. The largest retail organization in the health and natural food store channel which sells the Company's products is GNC, with approximately 3,400 stores.

      The Company believes that substantial long-term growth opportunities exist within the mass market distribution channel. The Company's customers among mass market retailers include Wal-Mart, Albertson's, Inc., American Stores, Inc., Rite Aid Corporation, Walgreen, CVS, Kroger and Target. Management is continuing its efforts to expand its presence in mass market retail outlets and in 1998 hired a President of Mass Market Sales to oversee the Company's efforts in this distribution channel, as well as additional management and staff to focus on this market.

      Changes International currently markets and distributes over 20 products through a network of over 60,000 independent distributors in the United States, Canada and the United Kingdom. The distributor network markets Changes International's products directly to consumers.

      Approximately 6.0%, or $19.9 million, of the Company's net sales in 1998 were derived from international sales originating from overseas distributor organizations. The Company presently has distribution agreements covering many western European countries including Great Britain, France, Belgium, Italy, the Netherlands and the Scandinavian countries; eastern European countries including Russia; Latin American countries including Mexico, Chile, Brazil and Argentina; Middle Eastern countries including Israel and Saudi Arabia; and several other countries in the Far East, including China and Singapore, and the Caribbean. In 1998, the Company initiated new programs to qualify distributors in Japan and Australia and established a representative office in the United Kingdom.

Marketing

      The Company's marketing strategy, which centers around an extensive advertising and promotion program, has been a critical component of the Company's growth, strong brand name recognition and leading position within the nutritional supplement industry.

      The Company's advertising expenditures were approximately $20.7 million in 1998, $15.9 million in 1997 and $12.4 million in 1996. The Company has significantly increased its budget for marketing and advertising expenditures in fiscal 1999, compared to fiscal 1998. As the Company's customers align themselves with fewer vendors of brand name products, the Company believes that its strong commitment to advertising and promotion will continue to constitute a significant competitive advantage. The Company's advertising strategy stresses brand awareness of the Company's various product categories in order to generate purchases by customers and also communicates the points-of-difference between the Company's products and those of its competitors.

      The Company supports its key product categories through its sponsorship of television and radio programming on network and cable stations such as ABC, CBS, Fox, VH-1, USA and ESPN. During 1998, the Company sponsored the CBS television Wellness Report, and its products were advertised on such popular programs as Melrose Place, Millennium, America's Funniest Home Videos and coverage of Major League Baseball and the National Basketball Association.

      Print advertisements continue to be an integral part of the Company's advertising efforts. The Company regularly advertises in consumer magazines such as Better Nutrition, Delicious, Vegetarian Times, Let's Live, Natural Health, Nutrition Science Journal, New Age Journal, Muscle & Fitness and Flex.

      Other marketing and advertising programs conducted by the Company include participation in or sponsorship of sporting events such as the Boston Marathon, the San Diego Marathon, the New York Marathon, the Ironman Triathlon World Championship in Hawaii, and bodybuilding shows, including Team Universe and Fitness America. In addition, the Company promotes its products at major industry trade shows and through in-store point of sale materials. The Company also engages athletic personalities as well as scientists to communicate on the Company's behalf with the trade and the public and to promote the Company's products.

      The Company has extended its marketing efforts to include various sites on the World Wide Web, including http://www.twinlab.com, which provides an overview of the Company in addition to a product catalog. The site also provides a list of retailers carrying the Company's products and is linked to other Company sites, including those of the Company's herbal supplement and teas division (http://www.herbalvillage.com); the PR*Nutrition division (http://www.prbar.com); the Bronson division (http://www.bronson-nutritional.com) and the publishing division (http://www.musculardevelopment.com). Changes International's web site can be reached at http://www.changesinternational.com. Information contained in any of the Company's World Wide Web sites shall not be deemed to be a part of or incorporated by reference into this Annual Report on Form 10-K.

Customer Sales Support

      The Company's established customer relationships are based upon the Company's long-standing commitment to a high level of customer service. The Company's sales force currently consists of approximately 40 dedicated sales professionals who work to gain better placement and additional shelf space for TWINLAB, Nature's Herbs, Alvita and PR*Nutrition products and to stay abreast of customer needs. These sales representatives are assigned to specific territories covering the entire continental United States, Hawaii and Alaska. These personnel work with direct accounts, distributors and individual retailers to enhance knowledge of the Company's products and to maximize exposure for TWINLAB, Nature's Herbs, Alvita and PR*Nutrition products. An additional sales and marketing staff supports Nature's Herbs products and the servicing of customer needs. During 1998, the Company expanded its administrative and sales infrastructure to service sales in the mass market channel, particularly its sales of Twinlab, TruHerbs and Ironman Triathlon supplements. The Company also designs and supplies a broad range of marketing literature, including brochures, pamphlets and in-store display materials to help educate retailers and consumers as to the benefits of the Company's products.

      The Company maintains in-house customer service and customer sales support departments to respond to inquiries concerning product applications, background data, ingredient compositions and the efficacy of products. The customer service departments of each division are staffed by full time nutrition experts and other specially trained employees.

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

Manufacturing and Product Quality

      Most of the Company's TWINLAB products are manufactured at the Company's 72,000 square foot manufacturing facility located in Ronkonkoma, New York (the "Ronkonkoma Facility"). Most of the Company's TWINLAB products are packaged at and distributed from the Company's 106,515 square foot warehousing and packaging facility located in Bohemia, New York (the "Bohemia Facility"). The Bohemia Facility was leased by the Company commencing in 1998. Herbal supplements and phytonutrients, including the TruHerbs line, are manufactured at the Company's FDA registered Utah Facility and at the Ronkonkoma Facility. The Utah Facility is currently undergoing construction to expand from 57,000 square feet in 1997 to approximately 160,000 square feet during the first half of 1999, of which approximately 140,000 square feet was completed by the end of 1998. Herb teas are currently packaged at the Utah Facility and by an independent contractor and are warehoused at and shipped from the Utah Facility. The products of Changes International and PR*Nutrition are currently manufactured and packaged by independent contractors pursuant to the Company's specifications and warehoused in Florida, and California, respectively. In connection with the Bronson acquisition, the Company acquired two adjacent, approximately 15,000 square foot manufacturing and warehouse facilities in Tempe, Arizona (collectively the "Tempe Facility") that manufacture and store the Bronson brand products and manufacture certain other products for third parties. The Company's modern manufacturing facilities provide the Company with the capability to promptly meet customers' sales demands and to maintain the highest level of quality control. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements. Management believes that the Company's manufacturing facilities are among the most advanced in the nutritional supplement industry. In March 1998, the Company commenced construction of the addition to the Utah Facility which will provide additional capacity for the production, warehouse and distribution operations, as well as additional office space for the herbal supplement and teas division. The cost of the project, including land, construction and equipment, will total approximately $13.3 million. Approximately $9.1 million of this amount was financed with working capital in 1998 of which approximately $8 million will be converted to a ten year mortgage. Management believes that the Company's Ronkonkoma, Bohemia, Utah and Tempe Facilities will be sufficient to enable the Company to meet sales demand for the foreseeable future. If additional space is required, management believes that it will have the option to lease or purchase additional space or to construct additional facilities. See Item 2 "Properties."

      The Company's modern manufacturing operations feature the highest quality blending, filling and packaging capabilities, which enable the Company to offer quality and consistency in formulation and dosage forms. The Company operates flexible manufacturing lines which enable it to efficiently and effectively shift output among various products as dictated by customer demand. The Company is capable of producing over 40 million capsules and tablets, over 100,000 pounds of blended powder and up to 2,500 gallons of liquid preparations per day. The Company has twelve high-speed capsule and tablet packaging lines, two high-speed liquid filling lines and two powder filling lines, which are capable of operating simultaneously, at its Ronkonkoma, Bohemia, Utah and Tempe Facilities. The Company manufactures the powders used in its Ultra Fuel, Hydra Fuel and Nitro Fuel single-serving sports drink products and utilizes a contract bottler for the hydration and bottling of these products. The Ronkonkoma Facility operates, when necessary, on a 24-hour work day that includes two production shifts and a third shift primarily for cleaning, maintenance and equipment set-up.

      The Company sources its raw material needs from over 200 different suppliers, including some of the largest pharmaceutical and chemical companies in the world. The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any single supplier for its needs. No single supplier accounted for more than 10% of the Company's total purchases in 1998.

      The Company's quality standards are a significant factor in consumer purchase decisions, and the Company believes it has established a competitive advantage based on the premium quality of its products. All capsule and tablet products manufactured by the Company are visually inspected before being packaged. Moreover, each of the Company's products undergoes comprehensive quality control testing procedures from the receipt of raw materials to the release of the packaged product. The Company utilizes real-time computerized monitoring of its manufacturing processes to ensure proper product weights and measures. In addition, the Company maintains three in-house laboratories with state-of-the-art testing and analysis equipment where the Company performs most of its testing, including stability tests, active component characterization utilizing thin-layer and high-pressure liquid chromatography, and UV visible and infrared spectrometry. The Company contracts with independent laboratories to perform the balance of its testing requirements. A team of full-time quality assurance professionals regularly conducts a wide variety of visual and scientific tests on all manufactured products, and samples of raw materials and finished products are generally retained for quality control purposes.

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

Competition

      Vitamins and nutritional supplements are sold primarily through several channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing, catalog and internet distribution).

      The Company's principal competitors in the health and natural food store market include Nutraceutical International Corporation, Weider Nutrition International, Inc., Nature's Way Products, Inc., Natrol, Inc. and Nature's Plus Inc. Solgar Vitamin and Herb Company, one of the Company's competitors, was acquired by American Home Products, Inc. during 1998. Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are products offered under GNC's own private label.

      The Company believes that the growing number of health and natural food retailers are increasingly likely to align themselves with those companies which offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of premium products, premium brand names, commitment to quality, ability to rapidly introduce innovative products, , high customer-order fill rate, strong and effective sales force and distribution network, and sophisticated advertising and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

      In the mass market channel of distribution, the Company competes with major private label and broadline brand manufacturers, including Leiner Health Products Inc., Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc. ("NBTY"), certain of which are larger and have access to greater resources than the Company. The Company believes it competes on the basis of customer service, product quality, pricing and marketing support. The Company believes that it competes favorably with other companies because of its (i) sales and marketing strategies, (ii) customer service (including speed of delivery) and (iii) reputation as being a supplier of premium quality products.

      Many of the Company's competitors in markets other than the health and natural food store market, including the major pharmaceutical companies, have substantially greater financial and other resources than the Company. During 1998, several major pharmaceutical companies, including American Home Products, Warner-Lambert and Bayer, introduced proprietary lines of herbal supplements into the mass market channel.

      Although Changes International competes with other health and nutritional food companies, the Company believes Changes International's primary competition stems from other network marketing companies. Changes International competes in the recruitment of independent distributors with other network marketing organizations, including Avon, NuSkin, Rexall Showcase International and others, whose product lines may or may not compete with the products of Changes International.

      In addition to the aforementioned retail competitors, the Bronson catalog competes with many other nutritional supplement catalogs, including those distributed by Amrion, NBTY and individual retail stores and chains. Bronson also competes with the many internet sites that are devoted to the sale of nutritional supplements. With respect to both the PR*Bar and the Ironman Triathlon Bar, PR*Nutrition competes against other manufacturers and distributors of nutritionally enhanced food bar products, including Powerbar, Clif Bar and MetRx. With respect to bars that are formulated based on a nutritional concept of forty percent carbohydrates, thirty percent protein and thirty percent fat, the primary competitor is Balance Bar, marketed by Balance Bar, Inc.

Regulatory Matters

Government Regulation

      The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states, localities and foreign countries to which the Company's products are distributed and in which the Company's products are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements.

      On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This law revised the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation creates a statutory class of "dietary supplements." This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The substantial majority of the products marketed by the Company are classified as dietary supplements under the FFDC Act.

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

      The FDA issued final dietary supplement labeling regulations in 1997 that required the Company to revise, by the end of March 1999, most of its product labels. The Company believes it is in material compliance with these regulations.

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

Ma Huang

      Approximately 15 of the Company's products include an herb known as "Ma Huang," which contains naturally-occurring ephedrine. Certain of such products also contain caffeine or other central nervous system stimulants. Such products accounted for approximately 19% of the Company's net sales in 1998. The Company's products which contain Ma Huang are generally marketed for bodybuilding, weight loss, sports nutrition and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise, and as natural alternatives to over-the-counter medications.

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

      A number of state and local governments have proposed or passed legislation prohibiting or regulating the sale of Ma Huang products. The Company's products containing Ma Huang may become subject to further federal, state, local or foreign laws or regulations, which could also require the Company to reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang and/or relabel its products with different warnings or revised directions for use. There can be no assurance that the loss of sales of the Company's Ma Huang products would not have a material adverse effect on the Company. See Item 3 "Legal Proceedings."

Employees

      At December 31, 1998, the Company employed 974 persons, of which 248 were involved in executive, sales and administrative activities. The balance of the Company's employees were engaged in production, packaging and shipping activities. Changes International also subcontracts approximately 80 persons from an independent personnel agency. None of the Company's employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

Trademarks and Patents

      The Company owns trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in many other countries for its TWINLAB, Nature's Herbs, Alvita, and Fuel family of trademarks, and has rights to use other marks material to its business. In addition, the Company has obtained over two hundred trademarks for various of its products and has trademark registrations with the United States Patent and Trademark Office for the TWINLAB, Nature's Herbs, PR, Alvita and Changes brands. The Ironman Triathlon trademark is licensed to the Company. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. The

Company currently has one patent application pending

FACTORS AFFECTING FUTURE PERFORMANCE

Uncertainty Related to Acquisitions

      The Company may pursue acquisition opportunities that complement or extend its existing products or are compatible with its business philosophy and strategic goals. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will consummate future acquisitions on satisfactory terms, if at all, that adequate financing will be available on terms acceptable to the Company, if at all that any acquisition will be permitted under the Company's financing instruments, that any acquired product lines or businesses will be successfully integrated or that such product lines or businesses will ultimately have a positive impact on the Company, its financial condition or operations. In addition, such acquisitions could result in substantial equity dilution to existing stockholders.


FTC Inquiry

      The Company received an inquiry from the FTC with respect to the Company's substantiation for certain advertising claims made for its product "Herbal Phen Fuel". After the Company submitted scientific substantiation to the FTC, the FTC forwarded a proposed consent order (the "Consent Order") to the Company. The proposed Consent Order provides for, among other things, injunctive relief prohibiting the Company from making weight-loss claims for its products without adequate scientific substantiation. The proposed Consent Order is the subject of negotiation between the FTC and the Company. The Company is unable to predict whether it will be able to reach a negotiated settlement of this matter.

Restrictions Imposed by Terms of the Company's Indebtedness

      The Company's borrowing arrangements impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions, all of which may restrict the Company's ability to expand or to pursue its business strategies. Changes in economic or business conditions, results of operations or other factors could in the future cause a violation of one or more covenants in the Company's debt instruments.

Competition

      The business of developing, manufacturing and selling vitamins, herbs, sports nutrition products, nutritional supplements and other nutraceuticals is highly competitive in all channels of distribution. There are numerous companies in the vitamin and nutritional supplement industry selling products to mass merchandisers, drug store chains, independent drug stores, supermarkets, health and natural food stores, as well as through catalogs, the internet and network marketing. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. See "Competition."

Absence of Clinical Studies and Scientific Review; Effect of Publicity

      While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies on its products. The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company. However, because the Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies (which may not adhere to the same quality standards as the Company), the Company could be adversely affected in the event any of the Company's products, or any similar products distributed by other companies, should prove or be asserted to be harmful to consumers. In addition, because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume the Company's products as suggested by the Company or other misuse or abuse of the Company's products or any similar products distributed by other companies could have a material adverse effect on the Company's results of operations and financial conditions.

      Furthermore, the Company believes that the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.


Dependence on Distributors and Customers

      The Company's success depends in part upon its ability to attract, retain and motivate a large base of distributors, and its ability to maintain a satisfactory relationship with Tree of Life, GNC and Wal-Mart. Tree of Life, GNC and Wal-Mart accounted for approximately 12%, 14% and 12% respectively, of the Company's net sales in 1998. The loss of Tree of Life or GNC as a distributor or Wal-Mart as a customer, or the loss of a significant number of other distributors, or a significant reduction in purchase volume by Tree of Life, GNC, Wal-Mart or such other distributors or customers, for any reason, would have a material adverse effect on the Company's results of operations and financial condition.


Availability of Raw Materials

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


Item 2. PROPERTIES

      The Company owns a vitamin, mineral and nutritional supplement manufacturing facility in Ronkonkoma, New York. The 72,000 square foot Ronkonkoma Facility is in the process of being redesigned to permit additional and updated manufacturing capacity. The estimated cost of this project is $5 million, which is expected to be financed with working capital. In April 1998, the Company moved substantially all of its executive and administrative offices to approximately 21,000 square feet of leased space in a modern office building in Hauppauge, New York. The Company also leases 26,300 square feet of warehouse space in Ronkonkoma, 106,515 square feet of packaging, warehousing and shipping space in Bohemia, New York and 5,000 square feet of office space in Ronkonkoma. In addition, the Company owns the modern FDA-registered Utah Facility. The Utah Facility, which was initially constructed as a 57,000 square foot facility in 1993, houses office, manufacturing and warehousing facilities for the operations of the herbal supplements and teas division. The Company is in the process of expanding the Utah Facility to approximately 160,000 square feet, of which approximately 140,000 square feet were completed by the end of 1998. The Company also leases 21,500 square feet of warehouse and office space in Destin, Florida for Changes International. The Company owns approximately 30,000 square feet of total manufacturing and warehouse space in two separate 15,000 square foot adjacent properties in Tempe, Arizona and leases an additional 2,200 square feet of warehouse space in Tempe. The Company leases approximately 14,500 square feet of office and warehouse space for its PR*Nutrition operations in San Diego, California.


      The Company believes that its facilities and equipment generally are well maintained and in good operating condition. During 1998, the Company substantially completed construction of an approximately 85,000 square foot addition to its Utah Facility that provides additional capacity for production, warehouse and distribution operations, as well as additional office space for the herbal supplement and teas division. The cost of the Utah Facility expansion project, including land, construction and equipment, is expected to total approximately $13.3 million, of which $9.1 million was expended in 1998 and financed out of working capital. Approximately $8 million of this cost will be converted to a ten year mortgage. Management believes that the Company's Ronkonkoma, Utah and Tempe Facilities, coupled with its leased space in Bohemia, Hauppauge, Destin and San Diego will be sufficient to enable the Company to meet manufacturing and sales demand for the foreseeable future. If additional space is required, management believes that it will have the option to lease or purchase additional space or to construct an additional facility.

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

      The Company has been named as a defendant in five currently pending lawsuits alleging that its Ma Huang containing products caused injuries and/or damages, as well as two proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. The Company believes that such claims, if successful, would not have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

      The State of California and the NRDC filed lawsuits against the Company and a large number of manufacturers of dietary supplements containing calcium, claiming that naturally-occurring lead levels in these supplements exceed acceptable levels under California law ("Proposition 65"). The NRDC and State of California have settled these suits with the manufacturers, including the Company. The Company also received notice of a possible State of California legal claim relating to alleged toxic impurities in fish oil products. No action has been filed. There can be no assurance that the Company will not be the subject of future Proposition 65 claims asserted by the State of California or private parties.

Securities Law Litigation

      In December 1998, two shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. Plaintiffs have moved to consolidate these lawsuits and all subsequent lawsuits relating to the same issues. On February 25, 1999, proposed plaintiffs' co-lead counsel announced that it would amend the complaints to enlarge the class of plaintiffs suing the Company to include all buyers of the Company's stock from March 17, 1998 through February 24, 1999.

      On February 11, 1999, William Logue, Sheri Sears and Barry Nussbaum, the former owners of PR*Nutrition, commenced a lawsuit in the United States District Court for the Southern District of New York against the Company, Twin and certain of its officers and directors. The plaintiffs' claims include alleged violations of the securities laws, breach of contract, fraud and negligent misrepresentation in connection with the Company's purchase of 100% of the stock of PR*Nutrition. More specifically, the plaintiffs allege that the Company and the other defendants made material misstatements or failed to disclose material facts about the Company's business and financial condition, among other things, in securities act filings and other statements.

      In the first quarter of 1999, a series of separate shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company, and certain of its officers and directors. These lawsuits have not yet been served on the Company. The plaintiffs generally allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs suing the Company in these actions is generally all buyers of the Company's stock from April 28, 1998 through February 24, 1999.

      The Company intends to vigorously defend itself against these securities law litigations. It is premature, however, to determine the effect, if any, such actions may have on the Company's consolidated financial position, results of operations or liquidity.

Other Legal Actions

      The Company is presently engaged in various other legal actions that arise in the ordinary course of business. Although ultimate liability cannot be determined at the present time, the Company believes that the amount of any such liability, if any, from these other actions, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal year 1998, no matters were submitted to a vote of security holders of the Company.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company has traded on the Nasdaq National Market since the Company's initial public offering (the "IPO") of its common stock, par value $1.00 per share (the "Common Stock"), in November 1996, in which 8,500,000 shares of Common Stock were issued by the Company. Prior to the IPO, there was no public market for the Common Stock. On March 25, 1999, the last reported sales price of the Company's Common Stock as reported on the Nasdaq National Market was $8.563. As of March 25, 1999, there were 194 holders of record of the Company's Common Stock. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for 1997 and 1998 are summarized below.

                                                 High          Low
                                                 ----          ---
1997
First Quarter...............................    $15.250      $12.000
Second Quarter..............................     24.000       12.125
Third Quarter...............................     24.750       19.000
Fourth Quarter..............................     25.375       17.750

1998
                                                $33.875       $22.58
Second Quarter..............................     45.750       35.250
Third Quarter...............................     47.875       24.375
Fourth Quarter..............................     26.438       11.500

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

      The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Twinlab conducts its business through its direct and indirect subsidiaries and has no operations of its own. The principal assets of Twinlab are the capital stock of its direct and indirect subsidiaries, Twin, ARP, Changes International, Bronson, Health Factors and PR*Nutrition. Accordingly, Twinlab has no independent means of generating revenues. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Financing arrangements under which Twin is the borrower restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab, except in certain limited circumstances. The payment of cash dividends in the future will depend upon, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

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

      On November 12, 1997, Twinlab issued an aggregate of 312,500 shares of Common Stock to the shareholders of Changes International as the stock portion of the purchase price for all of the outstanding common stock of Changes International; the cash portion of such purchase price was $7.9 million, including acquisition costs. Such Common Stock was issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act.

      On August 20, 1998, Twinlab issued an aggregate of 1,150,000 shares of Common Stock to the shareholders of PR*Nutrition as the purchase price for all of the outstanding common stock of PR*Nutrition. Such Common Stock was issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act.

Item 6. SELECTED FINANCIAL DATA

The selected historical financial data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 is included elsewhere herein. The selected financial data below also presents pro forma financial data relating to (i) the Company's conversion of tax status from an "S" corporation to a "C" corporation as a result of the Transactions (as hereinafter defined), (ii) the Transactions and the IPO and (iii) PR*Nutrition's conversion of tax status from an "S" corporation to a "C" corporation as a result of its acquisition by the Company. The selected historical financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in
Item 14 to this Annual Report.

                                                                                    Year Ended December 31,
                                                                                   -----------------------
                                                               1998           1997(1)     1996(1)(a)(e)     1995(1)         1994(1)
                                                               ----           -------     -------------     -------         -------
                                                                        (in thousands, except per share data and percentages)
Operating Data:
  Net sales ..............................................   $ 333,375       $ 229,614      $ 182,010      $ 154,805      $ 120,095
  Gross profit ...........................................     169,942         104,188         79,792         63,888         49,436
  Operating expenses .....................................     106,755          52,072         37,108         30,607         24,757
  Merger expenses ........................................       1,462              --             --             --             --
  Income from operations .................................      61,725          52,116         42,684         33,281         24,679
  Interest expense .......................................       8,119          12,336         10,012            875            761
  Nonrecurring and transaction expenses ..................          --              --         15,700(b)         656             --
  Net income .............................................      29,691          25,876         14,970(b)      31,857         22,302
                                                             =========       =========      =========      =========      =========

  Basic and diluted net income per share(c) ..............   $    0.94       $    0.92      $0..36(b)      $    1.13      $    0.79
                                                             =========       =========      =========      =========      =========
  Basic weighted average shares outstanding(d) ...........      31,492          28,192         28,150         28,150         28,150
                                                             =========       =========      =========      =========      =========

  Diluted weighted average shares outstanding (d) ........      31,607          28,228         28,150         28,150         28,150
                                                             =========       =========      =========      =========      =========

Pro forma relating to change in tax status:(e)
  Historical income before provision for income
  Taxes and extraordinary item ...........................   $  54,989       $  40,022      $  17,608      $  32,127      $  22,547
  Pro forma provision for income taxes ...................      21,524          15,429          6,788         12,742          9,337
                                                             ---------       ---------      ---------      ---------      ---------
  Pro forma income before extraordinary item .............      33,465          24,593         10,820         19,385         12,310
  Extraordinary item .....................................      (4,941)(f)          --         (1,792)(g)         --             --
                                                             ---------       ---------      ---------      ---------      ---------
  Pro forma net income ...................................   $  28,524       $  24,593      $   9,028      $  19,385      $  12,310
                                                             =========       =========      =========      =========      =========
  Basic income before extraordinary item per share (c) ...   $    1.06       $    0.87      $    0.21      $    0.69
                                                             =========       =========      =========      =========
  Diluted income before extraordinary item per share (c) .   $    1.06       $    0.87      $    0.21      $    0.69
                                                             =========       =========      =========      =========
  Basic net income per share (c) .........................   $    0.91       $    0.87      $    0.15      $    0.69
                                                             =========       =========      =========      =========
  Diluted net income per share (c) .......................   $    0.90       $    0.87      $    0.15      $    0.69
                                                             =========       =========      =========      =========
  Pro forma for the Transactions and the IPO:(h)
  Net income .............................................                                  $  18,631      $  12,410
                                                                                            ---------      ---------
  Basic and diluted net income per share .................                                  $    0.66      $    0.44
                                                                                            =========      =========
Other Data:
  Income from operations margin (i) ......................        18.5%           22.7%          23.5%          21.5%          20.5%
  Capital expenditures ...................................   $  13,407       $   4,022      $   2,480      $   2,740      $   1,839


Balance Sheet Data:                                             1998           1997          1996(a)          1995           1994
                                                                ----           ----          -------          ----           ----
Net working capital (excluding cash and cash
  equivalents, marketable securities and current debt)       $  96,443       $  57,604      $  43,871      $  39,205      $  34,878
Property, plant and equipment, net                              29,551          14,263         14,424         13,153         12,109
Total assets                                                   290,018         173,010        142,978         75,857         64,882
Total debt (including current debt)                             43,531         114,379        120,728          8,792          9,291
Shareholders' equity                                           205,485          30,881          2,367         55,673         48,616

      (1) Amounts restated to include the acquisition of PR Nutrition which was accounted for as a pooling of interests.

(a) The Blechman Brothers, their parents, David and Jean Blechman, Stephen L. Welling, the President of the Nature's Herbs division of the Company (collectively, the "Stockholders"), GEI and certain other parties entered into a Stock Purchase and Sale Agreement, dated as of March 5, 1996, as amended (the "Acquisition Agreement"), pursuant to which, among other things, on May 7, 1996 (i) GEI acquired 48% of the Common Stock of Twinlab for aggregate consideration of $4.8 million and shares of Junior Preferred Stock for aggregate consideration of $37.0 million, (ii) certain other investors acquired 7% of the Common Stock of Twinlab for aggregate consideration of $0.7 million and shares of Senior Preferred Stock (together with the Junior Preferred Stock, the "Preferred Stock") for aggregate consideration of $30.0 million, (iii) the Senior Executive Officers exchanged certain of their shares of common stock of Twin (formerly known as Natur-Pharma Inc.) for 45% of the outstanding shares of Common Stock of Twinlab valued at $4.5 million and, (iv) Twinlab purchased all of the remaining shares of common stock of Twin from the Stockholders for cash, resulting in Twin becoming a wholly owned subsidiary of Twinlab. The total cash consideration that the Stockholders received was approximately $212.5 million, the majority of which was paid to David and Jean Blechman. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (the "Original Credit Facility") (which provided for a term loan facility in the amount of $53.0 million and a revolving credit facility in the amount of $15.0 million) and issued $100.0 million principal amount of its Old Notes in the Note Offering (collectively with the Acquisition and the Original Credit Facility, the "Transactions"). The net cash proceeds of the Note Offering were used, together with borrowings under the Original Credit Facility, the proceeds from the issuance of the Common Stock and Preferred Stock of Twinlab and available cash of the Company, to finance the Acquisition, to refinance approximately $7.0 million aggregate principal amount of debt of the Company and to pay related fees and expenses. The net proceeds of the IPO of approximately $93.7 million, together with available cash resources of the Company and approximately $20.0 million of borrowings under the Amended and Restated Credit and Guarantee Agreement, dated November 15, 1996 (the "Revolving Credit Facility"), were used to repay all of the Company's outstanding indebtedness under the Original Credit Facility and to redeem all of the outstanding shares of Preferred Stock. See Note 1 to the Consolidated Financial Statements of the Company included under Item 14 of this Annual Report.

(b) Reflects $15.3 million of nonrecurring non-competition agreement expense and $0.4 million of Transaction expenses.

(c) Basic and diluted income per share has been computed by dividing net income (and pro forma income before extraordinary item and pro forma net income for 1995 and 1996), after reduction for Preferred Stock dividends, by the applicable weighted average shares outstanding.

(d) Diluted weighted average shares outstanding for 1994 through 1996 represents the number of equivalent shares outstanding after giving retroactive effect to Twinlab's 18.5 for 1 stock split (effected in the form of a stock dividend) and assumes that the 10,175,000 shares of Common Stock issued in connection with the Acquisition and the 8,500,000 shares of Common Stock issued in connection with the Company's IPO were outstanding. See Notes to the Consolidated Financial Statements of the Company included under Item 14 of this Annual Report.

(e) Prior to May 1996, the Company consisted of "S" corporations and, accordingly, federal and state taxes were generally paid at the shareholder level only. Upon consummation of the Transactions, the Company eliminated its "S" corporation status and, accordingly, became subject to federal and state income taxes. In addition, PR*Nutrition was an "S" corporation prior to its acquisition. Upon consummation of its acquisition, PR*Nutrition terminated its "S" corporation status.

(f) Represents the write-off of previously deferred finance costs incurred in connection with the Note offering.

(g) Represents the write-off of previously deferred finance costs incurred in connection with the Original Credit Facility (the "Extraordinary Item").

(h) The unaudited pro forma results of operations assume the Transactions and the subsequent IPO occurred on January 1, 1995, and exclude the effect of
      (i) the nonrecurring non-competition agreement expense, (ii) the Transaction expenses, (iii) the Extraordinary Item and (iv) the dividends paid on the Preferred Stock which was redeemed with a portion of the net proceeds of the IPO, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status described in Note (e) above. This data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions and the subsequent IPO in fact occurred on January 1, 1995.

(i) Income from operations margin equals income from operations as a percentage of net sales.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

Results of Operations

      The Company operates primarily in one business segment, the manufacture and marketing of brand name nutritional supplements. Within this segment, the Company operates through six primary business divisions: the TWINLAB division, the herbal supplements and teas division, the Changes International division, the Bronson division and the PR*Nutrition division. Products sold by the TWINLAB division include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the TWINLAB brand name. The herbal supplements and teas division produces and markets a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs and HealthCare Naturals brands and a full line of herb teas marketed under the Alvita brand. The Company's network marketing activities are conducted through Changes International, which was acquired by the Company in November 1997. The Bronson division, acquired effective April 30, 1998, markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog, and produces and markets a line of vitamins and supplements for sale exclusively to United States military commissaries and also manufactures, through Health Factors, private label vitamins and supplements for a number of other companies on a contract marketing basis. The PR*Nutrition division markets nutritionally enhanced food bars marketed under the PR*Bar and Ironman Triathlon trademarks. The Company's publishing activities are conducted through ARP.

      The following table sets forth, for the periods indicated certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of net sales.

                                                            Year Ended December 31,
                                                            -----------------------
                                                   1996(1)           1997(1)           1998
                                                   -------           -------           ----
Net Sales:                                                    (dollars in millions)
TWINLAB Division ..........................   $136.2     74.8%  $156.0     67.9%  $172.7     51.8%
Herbal Supplements &
Herbal Teas Division ......................     28.7     15.7     45.2     19.7     65.8     19.7

Changes International Division ............       NA       NA      7.0      3.1     51.3     15.4
Bronson Division ..........................       NA       NA       NA       NA     18.7      5.6
PR*Nutrition Division .....................     11.9      6.6     16.4      7.1     20.9      6.3
Publishing Division .......................      5.2      2.9      5.0      2.2      4.0      1.2
                                              ======   ======   ======   ======   ======   ======
Net Sales .................................    182.0    100.0    229.6    100.0    333.4    100.0
Gross Profit ..............................     79.8     43.8    104.2     45.4    169.9     51.0
Operating Expenses ........................     37.1     20.4     52.1     22.7    106.8     32.0
Merger Expenses ...........................       NA       NA       NA       NA      1.4       .4
                                              ------   ------   ------    -----   ------   ------
Income From Operations ....................    $42.7     23.5%   $52.1     22.7%   $61.7     18.5%

      (1) Amounts restated to include the acquisition of PR*Nutrition which was accounted for as a pooling-of-interests.

Fiscal 1998 Compared to Fiscal 1997

      Net Sales. Net sales in 1998 were $333.4 million compared to $229.6 million in 1997, an increase of $103.8 million or 45.2%. Sales at the TWINLAB division increased from $156.0 million in 1997 to $172.7 million in 1998, an increase of $16.7 million or 10.7%. This increase was primarily the result of increased demand in each of the vitamin, mineral and nutritional supplements, sports nutrition and special formula product lines and reflected, in part, increased promotion and advertising and in part the successful introduction of new products, as well as strong consumer interest in existing products. Sales of herbal supplements and teas increased to $65.8 million in 1998 from $45.2 in 1997, an increase of $20.6 million or 45.6% compared to 1997. The herbal supplements and teas category benefited from strong consumer demand for St. John's Wort, Gingko, Kava Kava and Saw Palmetto through a mass market private label sales program and in the health and natural food store channel.. Changes International, which operates a network marketing sales force was acquired in November 1997 and contributed $7.0 million to 1997 sales for the two month period ended December 31, 1997, and $51.3 million to 1998 net sales.

      The Bronson division, which was acquired effective April 30, 1998, contributed $18.7 million to 1998 net sales. PR*Nutrition sales in 1998 were $20.9 million, an increase of $4.5 million or 27.4% from the $16.4 million in sales in 1997. The increase was primarily due to the strong consumer demand for nutritionally enhanced food bar products as well as increased penetration of the health and natural food store and mass market channels with the Ironman Triathlon food bar. Publishing sales declined from $5.0 million in 1997 to $4.0 million in 1998.

      Gross Profit. Gross profit for the year ended December 31, 1998 was $169.9 million, representing an increase of $65.7 million, or 63.1% as compared to $104.2 million for the year ended December 31, 1997. Gross profit margin was 51.0% for the year ended December 31, 1998, as compared to 45.4% for the year ended December 31, 1997. The overall increase in gross profit dollars was primarily attributable to the Company's higher sales volume for the year ended December 31, 1998 and to the increase in gross profit margin. The increase in gross profit margin for the year ended December 31, 1998, as compared to the year ended December 31, 1997, was primarily due to higher gross profit margins of the Changes International division compared to the other divisions of the Company.

      Operating Expenses. Operating expenses for the year ended December 31, 1998 were $106.8 million, representing an increase of $54.7 million, or 105.0%, compared to $52.1 million for the year ended December 31, 1997. As a percent of net sales, operating expenses increased to 32% for the year ended December 31, 1998 from 22.7% for the year ended December 31, 1997. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses resulting from the Company's increased level of operations for the year ended December 31, 1998. These expenses were comprised primarily of increased variable commission expense for the Changes International division, an increase in the Company's advertising and marketing expenses and increased general administrative expenses incurred to support the increased level of business activity.

      Merger Expenses. Merger expenses were $1.4 million for the year ended December 31, 1998 and were incurred, as a result of the acquisition of PR*Nutrition.

      Income from Operations. Income from operations for the year ended December 31, 1998, was $61.7 million, representing an increase of $9.6 million, or 18.4%, as compared to $52.1 million for the year ended December 31, 1997. Income from operations margin decreased to 18.5% of net sales for the year ended December 31, 1998 from 22.7% of net sales for the year ended December 31, 1997. The increase in income from operations as a percent of net sales was primarily due to the Company's higher sales volume together with higher gross margins. The decrease in income from operations margin was primarily due to higher operating expenses as a percent of net sales.

      Other Expense. Other expense for the year ended December 31, 1998 was $6.7 million, as compared to $12.1 million for the year ended December 31, 1997. The net decrease of $5.4 million is primarily due to increased interest income of $1.2 million and decreased interest expense of $4.2 million, both primarily as a result of reduced debt levels and increased cash balances which resulted primarily from the Company's second public offering in April 1998.

      Income Taxes. PR*Nutrition was an "S" Corporation prior to it acquisition on August 21, 1998. Accordingly, federal taxes were generally paid at the shareholder level only. The PR*Nutrition provision for taxes for the year ended December 31, 1997 and through August 21, 1998 included state taxes only. The Consolidated Statements of Income include pro forma information which reflects adjustments to historical net income as if PR*Nutrition had not elected "S" Corporation status for income tax purposes.

Fiscal 1997 Compared to Fiscal 1996

      Net Sales. Net sales for fiscal 1997 were $229.6 million, an increase of $47.6 million, or 26.2%, as compared to net sales of $182.0 million for fiscal 1996. The 26.2% increase was attributable to increased sales in each of the Company's product categories other than publishing. TWINLAB division sales were $156.0 million, an increase of $19.8 million or 45.5% compared to the $136.2 million in sales in 1997. The increase was due to increased demand for its sports nutrition and special formula products. The increase in demand was primarily due to the expansion of established accounts, increased sales of existing products, new product introductions and product specific advertising. Sales of the herbal supplements and teas division were $45.2 million, an increase of $16.5 million or 57.5% from the $28.7 million in sales in 1997. The net sales increase in herbal supplements and herbal teas was primarily due to the expansion of established accounts in domestic health and natural food stores, improved business development, including a new private label relationship in the mass market channel of distribution, increased sales of existing products and new product introductions. Changes International contributed net sales of $7.0 million after its acquisition in November 1997. PR*Nutrition sales were $16.4 million, an increase of $4.5 million, or 37.8%, compared to sales of $11.9 million in 1996. The increase was a result of increased demand for nutritionally enhanced bar products.

      Gross Profit. Gross profit for fiscal 1997 was $104.2 million, which represented an increase of $24.4 million or 30.6%, as compared to $79.8 million for fiscal 1996. Gross profit margin was 45.4% for 1997, as compared to 43.8% for fiscal 1996. The overall increase in gross profit was primarily attributable to the Company's higher sales volume for fiscal 1997 as compared to fiscal 1996. The increase in gross profit margin for fiscal 1997 as compared to fiscal 1996 was due primarily to a more favorable product mix, primarily due to higher margin sports nutrition, special formulas, and nutritionally enhanced bar products; to higher gross profit margins on recently introduced new product formulations and product line extensions, to lower unit manufacturing overhead as a result of overhead costs increasing at a rate lower than sales and to higher gross margins on sales through the network marketing business, partially offset by an increase in sales discounts and allowances.

      Operating Expenses. Operating expenses were $52.1 million for fiscal 1997, representing an increase of $15.0 million, or 40.4%, as compared to $37.1 million for fiscal 1996. As a percent of net sales, operating expenses increased from 20.4% for fiscal 1996 to 22.7% for fiscal 1997. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses and higher general and administrative expenses due to increased levels of promotional and sales activities, including variable commission expense relating to Changes International, and the hiring of additional administrative staff.

      Income from Operations. Income from operations was $52.1 million for fiscal 1997, representing an increase of $9.4 million or 22.1% as compared to $42.7 million for fiscal 1996. Income from operations margin decreased to 22.7% of net sales for fiscal 1997, as compared to 23.5% of net sales for fiscal 1996. The increase in income from operations for 1997 was primarily due to the Company's higher sales volume together with higher gross margins, offset in part by higher operating expenses. The decrease in operating margin as a percent of net sales in 1997 was due to higher operating expenses as a percent of net sales, partially offset by increased sales volumes together with higher gross margins.

      Other Income (Expense). Other expense was $12.1 million for fiscal 1997, as compared to $25.1 million for fiscal 1996. The net decrease of $13.0 million is primarily attributable to $15.7 million of nonrecurring non-competition agreement expense and transaction expenses which were incurred in 1996 in connection with the Transactions offset by an increase in net interest expense of $2.7 million resulting from increased borrowings during 1997 as compared to 1996.

      Income Taxes. The Company consisted of "S" Corporations through the consummation of the Acquisition on May 7, 1996. Accordingly, federal and state taxes were generally paid at the shareholder level only. The provision for income taxes through May 7, 1996 represented state taxes for New York, which imposes a corporate tax for all income in excess of $0.2 million. Upon consummation of the Transactions, the Company eliminated its "S" Corporation status and, accordingly, became subject to Federal and state income taxes. PR*Nutrition was an "S" Corporation prior to its acquisition on August 21, 1998 Accordingly, federal taxes were generally paid at the shareholder level only. The PR*Nutrition provision for taxes for the years ended December 31, 1996, and 1997 and through August 21, 1998 included state taxes only. The consolidated Statements of Income include pro forma information which reflects adjustments to historical net income as if the company and PR*Nutrition had not elected "S" Corporation status for income tax purpose.

Liquidity and Capital Resources

      For fiscal 1998, cash provided by operating activities was $13.9 million, as compared to $14.9 million for fiscal 1997 and $28.2 million for fiscal 1996. The decrease in fiscal 1998 compared to fiscal 1997 was primarily due to a net increase in operating assets, principally inventory, partially offset by higher net income and by an increase in accounts payable and accrued liabilities. The increase in inventory is due to higher sales volume and to a reduction in inventory turnover. The decrease in fiscal 1997 compared to fiscal 1996 was primarily due to higher accounts receivable and inventory balances due to higher levels of sales volume as well as the timing of payments of accrued expenses and other current liabilities.

      Cash provided from financing activities in 1998 was $68.1 million, which came from the Company's public offering in April 1998. Approximately $74.9 million of the net proceeds of such offering were used to redeem senior subordinated notes and repay debt, as discussed in the succeeding two paragraphs. Cash used in financing activities was $9.6 million for fiscal 1997, and represented repayment of certain outstanding indebtedness. Cash used in financing activities for fiscal 1996 was $30.7 million, reflecting the net cash effect of the Transactions (including the payments to the Stockholders made pursuant to the Acquisition) and the IPO, and the application of the proceeds therefrom, the repayment of $6.0 million of outstanding indebtedness and distributions of $8.9 million to the Stockholders prior to the consummation of the Acquisition.

      In April 1998, the Company completed a public offering of 9.2 million shares of its common stock priced at $36.50 per share. Of the total shares offered, 4.2 million shares were sold by the Company. The net proceeds to the Company from the offering, after expenses, were approximately $147.5 million. Of the net proceeds to the Company, approximately $56.1 million was used to pay the purchase price for the Bronson acquisition (discussed in Note 3 of the Notes to the Consolidated Financial Statements), including related fees and expenses; approximately $40.1 million was used to redeem $35.0 million of the Company's senior subordinated notes at a redemption price of 109 1/2 percent, plus accrued and unpaid interest; approximately $9.9 million was used to reduce outstanding borrowings under the Company's revolving credit facility, including accrued and unpaid interest; and approximately $41.4 million was available for working capital and other general corporate purposes.

      In July 1998, the Company purchased $18.1 million aggregate principal amount of senior subordinated notes in the open market at a price of 112 1/2 percent or an aggregate of $20.8 million, including accrued interest of $.4 million. In September 1998, the Company purchased an additional $3.6 million aggregate principal amount of senior subordinated notes in the open market at a price of 108 1/2 percent or an aggregate of $4.1 million, including accrued interest of $.1 million. The Company may from time to time purchase additional senior subordinated notes in the open market.

      Capital expenditures were $13.4 million in 1998. Capital expenditures in 1998 included approximately $9.0 million for an 85,000 square foot expansion of the Utah Facility expected to be completed in the first half of 1999. The balance of the 1998 capital expenditures was used primarily for production equipment and computer hardware and software. In addition, $4.2 million of the increase in other assets in 1998 represented deposits made on fixed assets to be completed in 1999. Capital expenditures in 1997 were $4.0 million ($3.1 million of which was for equipment that was subsequently sold and leased back) and $2.5 million for fiscal 1996. Historical capital expenditures were primarily used to purchase production equipment, expand capacity and improve manufacturing efficiency. Capital expenditures are expected to be approximately $10.0 million during fiscal 1999, of which approximately $3.0 million will be used to complete the Company's $13.3 million Utah Facility expansion (approximately $8.0 million of which will be financed by a ten year mortgage). The remainder of which will be used primarily to purchase manufacturing equipment and computer hardware and software and additional acreage adjacent to the Utah Facility ($1.3 million) The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

      On November 12, 1997, the Company acquired Changes International for a purchase price (including fees and expenses) of approximately $13.7 million, consisting of $7.9 million in cash and 312,500 shares of Twinlab Common Stock. The cash portion of the purchase price was financed through borrowings under the Company's Revolving Credit Facility. Changes International markets and distributes a line of nutritional supplements through a network of independent distributors located primarily throughout the United States and Canada. The acquisition was recorded using the purchase method of accounting.

      On April 30, 1998 the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson Division of Jones Medical Industries, Inc. The purchase price was approximately $56.1 million, including related fees and expenses. Bronson manufactures, markets and distributes a line of over 400 vitamins, herbs and nutritional supplements and health and beauty aids, which are sold under the Bronson brand name through catalogs and direct mailings to customers, including healthcare and nutritional professionals. Bronson markets the MD Pharmaceutical brand of vitamins, herbs and nutritional supplements to United States military commissaries and also manufactures, through Health Factors, private label vitamins and nutritional supplements on a contract manufacturing basis. This acquisition was recorded using the purchase method of accounting.

      On August 21, 1998, the Company acquired PR*Nutrition for 1,150,000 shares of Twinlab common Stock having a market value at the date of the merger of approximately $39.7 million. The Company incurred approximately $1.4 million in merger related expense in connection with this transaction which is included in a separate item in operating expenses in the Company's Statement of Income. PR*Nutrition markets and distributes nutritionally enhanced food bars and other nutritional products that are marketed to active lifestyle consumers. The transaction has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been retroactively restated to include the accounts of PR*Nutrition for all periods presented.

      Twinlab Corporation has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, Twinlab Corporation's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The Indenture relating to the Notes and the Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions. In addition, the Revolving Credit Agreement requires the Company to be Year 2000 compliant by September 30, 1999.

      On February 25, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. The Company has obtained the required waivers under its $50 million Revolving Credit Agreement to engage in purchases and intends to use funds available under the agreement and internally generated cash to purchase such shares. The Company will purchase Common Stock from time to time in the open market and in individually negotiated transactions. The amount and timing of any purchase will be dependent upon a number of factors, including the price and availability of the Company's shares and general market conditions.

      Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, purchase its shares under the share repurchase program and pursue its business strategy for at least the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, borrowings under the existing $50 million Revolving Credit Facility and a planned expansion of the facility currently under discussion with its banks. As of December 31, 1998, $50.0 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

      One of the Company's business strategies is to pursue acquisition opportunities that complement or extend its existing products or product lines, or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Up to $35.0 million of borrowings under the Revolving Credit Facility is available to fund acquisitions subject to certain conditions and reductions (approximately $35.0 million of which was available as of December 31, 1998). There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

Recent Developments (Trends)

      The company believes that the growth rate in the nutritional supplement industry has slowed significantly compared to the growth rate experienced in the first six months of 1998. The Company believes the slow down in growth is in part due to a decline in sales at the retail level of St. John's Wort and other herbal products that were in greater demand in the first half of 1998 and to a more generalized industry-wide slowing of growth across most product categories. The Company believes that as a result, inventories at the retail and distributor level have become excessive and therefore orders to manufacturers and suppliers have been reduced. The Company's incoming orders showed a significant decline from the third to the fourth quarters of 1998, which is expected to continue into the first quarter of 1999. For these reasons, the Company announced on February 24, 1999, that with respect to the first quarter of 1999, sales are expected to somewhat trail the first quarter for 1998 and that net income will be significantly below the first quarter of 1998. The Company indicated that the industry and the Company had been impacted by a backlog of inventory that was produced to sustain the significantly higher growth rates that had been experienced in early 1998 as compared to current rates. In an effort to reduce retail inventories, the Company has determined that a modest increase in sales and marketing expense in the first quarter of 1999 compared to fourth quarter of 1998 levels is warranted, which will represent a significant increase over such expenses in the first quarter of 1998.

Impact of Inflation

      Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has not had a material impact on the Company's historical operations or profitability.

Recent Financial Accounting Standards Board Statements

      During 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

Year 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

      The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company has surveyed, and continues to communicate with, customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this ongoing information exchange, the Company believes it has identified any existing risks to be addressed. At this time, the Company believes that any risks are minimal and it believes that its systems are substantially Year 2000 compliant. Management has initiated a Company-wide program to prepare the Company's internal computer systems for Year 2000 compliance by August 1, 1999. The Company expects to incur internal staff costs as well as other expenses necessary during the course of such compliance efforts and the Company expects to both replace some systems and upgrade others. The total cost of this effort is estimated to be in the range of $150,000 - $250,000. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with whom the Company transacts business to adequately address their internal Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

General

      The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by the Company of future events or losses.

      The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates. The Company currently is not party to any derivative instruments and its current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes.

      The Company measures its market risk, related to its holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in interest rates. The Company used current market rates on its market risk sensitive assets and liabilities to perform the sensitivity analysis.

      Interest Rate Risk

      The Company is exposed to changes in interest rates on its floating rate revolving credit facility and fixed rate Senior Subordinated Notes. At December 31, 1998, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Senior Subordinated Notes, the Company estimates that the fair value of its fixed rate debt would have increased by $2.0 million. The Company had no amounts outstanding under its revolving agreement at December 31, 1998.

      Additional information regarding the Company's debt is contained in Note 8 to the consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Information required under PART III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on June 17, 1999.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1) and (2). Financial Statements and Financial Statement Schedules:

                                                                           Page
TWINLAB CORPORATION AND SUBSIDIARIES

   Independent Auditors' Report............................................F-1

   (1)  Financial Statements
        Consolidated Balance Sheets as of December 31, 1998 and 1997.......F-2
        Consolidated Statements of Income for the Years Ended December
        31, 1998, 1997 and 1996............................................F-3
        Consolidated Statements of Shareholders' Equity for the Years
        Ended December 31, 1998, 1997 and 1996.............................F-4
        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996...................................F-5
        Notes to Consolidated Financial Statements.........................F-6

   (2)  Financial Statement Schedules
        For the Three Years Ended December 31, 1998........................S-1

Schedule I - Condensed Financial Information of Registrant*................S-1

Schedule II - Valuation and Qualifying Accounts............................S-4

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

4.2      -- First Supplemental Indenture, dated as of December 1, 1997, to the Indenture dated as of May 7, 1996, among Twin and ARP, Changes International and the Registrant, as Guarantors and State Street Bank and Trust Company (as successor to Fleet National Bank), as Trustee regarding Twin's 101/4% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, dated March 17, 1998, Registration No. 333-48091).

4.3      -- Second Supplemental Indenture, dated as of May 14, 1998, to the
            Indenture dated as of May 7, 1996, among Twin and ARP, Changes International, Bronson, Health Factors and the Registrant, as Guarantors and State Street Bank and Trust Company (as successor to Fleet National Bank), as Trustee regarding Twin's 10 1/4% Senior subordinated Notes due 2006.*

4.4      -- Third Supplemental Indenture, dated as of September 15, 1998, to the
            Indenture dated as of May 7, 1996, among Twin and ARP, Changes International, Bronson, Health Factors, PR* Nutrition and the Registrant, as Guarantors and State Street Bank and Trust Company (as successor to Fleet National Bank), as Trustee regarding Twin's 10 1/4% Senior Subordinated Notes due 2006.*

10.1     -- Credit and Guarantee Agreement, dated May 7, 1996, among Twin, the Registrant, the financial institutions named therein, Chemical Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by reference to Exhibit 4.3 to Twinlab S-1).

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

10.29    -- Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).

10.30    -- Stock Option Agreement, dated November 5, 1997, between the
            Registrant and John McCusker. (incorporated by reference to Exhibit
            10.30 to the Registrant's 1997 Annual Report on Form 10-K, as amended; the 1997 Annual Report)

10.31    -- Letter, dated October 7, 1997, between the Registrant and John
            McCusker. (incorporated by reference to Exhibit 10.31 to the 1997 Annual Report)

10.32    -- Construction Contract, dated February 27, 1998, between Twin and
            Interwest Construction Company, Inc. (incorporated by reference to
            Exhibit 10.32 to the 1997 Annual Report)

10.33    -- Lease, dated January 16, 1998, between Twin and Reckson Operating
            Partnership, L.P. (incorporated by reference to Exhibit 10.33 to the 1997 Annual Report)

10.34    -- Asset Purchase Agreement, dated as of March 17, 1998, among Jones
            Medical Industries, Inc., JMI-Phoenix Laboratories, Inc., Twin and Bronson Laboratories, Inc. (incorporated by reference to Exhibit
            10.34 to the 1997 Annual Report)

10.35    -- Stock Purchase Agreement, dated as of August 19, 1998, by and among Twinlab, Twin, William Logue, Sheri Sears and Barry Nussbaum (incorporation by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated, August 21, 1998).

10.36    -- Twinlab Corporation 1998 Stock Incentive Plan*

21.1     -- List of Registrant's Subsidiaries.*

23.1     -- Consent of Deloitte & Touche LLP.*

27       -- Financial Data Schedule.*

----------

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


Signature                  Title(s)                               Date

/s/ Ross Blechman          Chairman of the Board, Chief           March 31, 1999
-----------------          Executive Officer, President
Ross Blechman              and Director (Principal
                           Executive Officer)


/s/ Neil Blechman          Executive Vice President, Secretary    March 31, 1999
-----------------          and Director
Neil Blechman

/s/ Brian Blechman         Executive Vice President, Treasurer    March 31, 1999
------------------         and Director
Brian Blechman

/s/ Steve Blechman         Executive Vice President and           March 31, 1999
------------------         Director
Steve Blechman

/s/ Dean Blechman          Executive Vice President and           March 31, 1999
-----------------          Director
Dean Blechman

/s/ John McCusker          Chief Financial Officer (Principal     March 31, 1999
-----------------          Financial and Accounting Officer)
John McCusker

/s/ Stephen L. Welling     Director                               March 31, 1999
----------------------
Stephen L. Welling

/s/ Jonathan D. Sokoloff   Director                               March 31, 1999
------------------------
Jonathan D. Sokoloff

/s/ John G. Danhakl        Director                               March 31, 1999
-------------------
John G. Danhakl

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
  Twinlab Corporation and subsidiaries
  Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Twinlab Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Twinlab Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Jericho, New York
March 16, 1999

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         1998             1997
                                                                       ---------        ---------
                                                                                        RESTATED
                                                                                        (NOTE 3)
ASSETS (Note 8)
CURRENT ASSETS:
   Cash and cash equivalents                                           $  12,489        $   4,212
   Accounts receivable, net of allowance for bad debts of
     $502 and $467, respectively (Note 13)                                60,254           44,890
   Inventories (Note 4)                                                   72,355           37,525
   Deferred tax assets (Note 10)                                           1,629            1,615
   Prepaid expenses and other current assets                               3,207            1,324
                                                                       ---------        ---------
           Total current assets                                          149,934           89,566
PROPERTY, PLANT AND EQUIPMENT, Net (Note 5)                               29,551           14,263
DEFERRED TAX ASSETS (Note 10)                                             45,347           48,777
OTHER ASSETS (Note 6)                                                     65,186           20,404
                                                                       ---------        ---------
TOTAL                                                                  $ 290,018        $ 173,010
                                                                       =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 8)                          $      80        $  14,112
   Accounts payable                                                       30,959           17,172
   Accrued expenses and other current liabilities (Note 7)                10,043           10,578
                                                                       ---------        ---------
           Total current liabilities                                      41,082           41,862
LONG-TERM DEBT, less current portion (Note 8)                             43,451          100,267
                                                                       ---------        ---------
           Total liabilities                                              84,533          142,129
                                                                       ---------        ---------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS' EQUITY (Notes 1 and 9):
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
     none issued                                                              --               --
   Common stock, $1.00 par value; 75,000,000 shares authorized;
     32,705,049 shares outstanding as of December 31, 1998
     and 28,470,100 as of December 31, 1997                               32,705           28,470
   Additional paid-in capital                                            289,327          145,917
   Accumulated deficit                                                  (116,547)        (143,506)
                                                                       ---------        ---------
           Total shareholders' equity                                    205,485           30,881
                                                                       ---------        ---------
TOTAL                                                                  $ 290,018        $ 173,010
                                                                       =========        =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                     1998             1997            1996
                                                                  ---------        ---------        ---------
                                                                                   RESTATED         RESTATED
                                                                                    (NOTE 3)         (NOTE 3)
NET SALES (Note 13)                                               $ 333,375        $ 229,614        $ 182,010
COST OF SALES                                                       163,433          125,426          102,218
                                                                  ---------        ---------        ---------
GROSS PROFIT                                                        169,942          104,188           79,792
OPERATING EXPENSES                                                  106,755           52,072           37,108
MERGER EXPENSES (Note 3)                                              1,462               --               --
                                                                  ---------        ---------        ---------
INCOME FROM OPERATIONS                                               61,725           52,116           42,684
                                                                  ---------        ---------        ---------
OTHER (EXPENSE) INCOME:
   Interest income                                                    1,421              215              603
   Interest expense                                                  (8,119)         (12,336)         (10,012)
   Transaction expenses (Note 1)                                         --               --             (400)
   Nonrecurring non-competition agreement expense (Note 1)               --               --          (15,300)
   Other                                                                (38)              27               33
                                                                  ---------        ---------        ---------
                                                                     (6,736)         (12,094)         (25,076)
                                                                  ---------        ---------        ---------
INCOME BEFORE PROVISION FOR INCOME TAXES
AND EXTRAORDINARY ITEM                                               54,989           40,022           17,608
PROVISION FOR INCOME TAXES (Note 10)                                 20,357           14,146              846
                                                                  ---------        ---------        ---------
INCOME BEFORE EXTRAORDINARY ITEM                                     34,632           25,876           16,762
EXTRAORDINARY ITEM, net of income tax benefit of
   $3,133 in 1998 and $1,134 in 1996(Notes 1 and 8)                  (4,941)              --           (1,792)
                                                                  ---------        ---------        ---------
NET INCOME                                                           29,691           25,876           14,970
Preferred Stock Dividends                                                --               --            4,862
                                                                  ---------        ---------        ---------
NET INCOME APPLICABLE TO COMMON STOCK                             $  29,691        $  25,876        $  10,108
                                                                  =========        =========        =========
Basic AND DILUTED income per share (Note 9):
   Income before extraordinary item                               $    1.10        $    0.92        $    0.42
   Extraordinary item                                                 (0.16)              --            (0.06)
                                                                  ---------        ---------        ---------
   Net income                                                     $    0.94        $    0.92        $    0.36
                                                                  =========        =========        =========
   Basic weighted average shares outstanding                         31,492           28,192           28,150
                                                                  =========        =========        =========
   Diluted weighted average shares outstanding                       31,607           28,228           28,150
                                                                  =========        =========        =========
PRO FORMA RELATING TO CHANGE IN TAX STATUS (Note 10):
   Historical income before provision for income taxes and
     extraordinary item                                           $  54,989        $  40,022        $  17,608
   Pro forma provision for income taxes                              21,524           15,429            6,788
                                                                  ---------        ---------        ---------
   Pro forma income relating to change in tax status before
     extraordinary item                                              33,465           24,593           10,820
   Extraordinary item                                                (4,941)              --           (1,792)
                                                                  ---------        ---------        ---------
   Pro forma net income relating to change in tax status             28,524           24,593            9,028
   Preferred Stock dividends                                             --               --            4,862
                                                                  ---------        ---------        ---------

   Pro forma net income relating to change in tax status
     applicable to common stock                                   $  28,524        $  24,593        $   4,166
                                                                  =========        =========        =========
PRO FORMA BASIC income per share:
   Income before extraordinary item                               $    1.06        $    0.87        $    0.21
   Extraordinary item                                                 (0.15)              --            (0.06)
                                                                  ---------        ---------        ---------
   Net income                                                     $    0.91        $    0.87        $    0.15
                                                                  =========        =========        =========
   Basic weighted average shares outstanding                         31,492           28,192           28,150
                                                                  =========        =========        =========
PRO FORMA DILUTED income per share:
   Income before extraordinary item                               $    1.06        $    0.87        $    0.21
   Extraordinary item                                                 (0.16)              --            (0.06)
                                                                  ---------        ---------        ---------
   Net income                                                     $    0.90        $    0.87        $    0.15
                                                                  =========        =========        =========
   Diluted weighted average shares outstanding                       31,607           28,192           28,150
                                                                  =========        =========        =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)



                                                                                       ADDITIONAL       RETAINED
                                                                 COMMON STOCK           PAID-IN         EARNINGS
                                                          SHARES         AMOUNT         CAPITAL         (DEFICIT)          TOTAL
                                                        ----------       -------       ----------       ---------        ---------
Balance at January 1, 1996 (as previously
   reported)                                               450,000       $   450       $      68        $  54,887        $  55,405
Changes resulting from acquisition accounted
   for as pooling of interests                              62,162            62               2              205              269
                                                        ----------       -------       ---------        ---------        ---------
Balance at January 1, 1996 (Restated)                      512,162           512              70           55,092           55,674
Net income and comprehensive income                             --            --              --           14,970           14,970
Distributions to shareholders                                   --            --              --          (11,693)         (11,693)
Issuance of common stock (Note 1)                          550,000           550           4,950               --            5,500
Repurchase of shareholders' common stock and
   recapitalization including income tax effects
   (Note 1)                                                     --            --          68,654         (219,542)        (150,888)
Additional shares issued in 18.5 for 1 stock
   split effected in the form of a stock dividend
   (Note 9)                                             18,587,838        18,588         (18,588)              --               --
Dividends on Preferred Stock                                    --            --              --           (4,862)          (4,862)
Initial public offering of common stock                  8,500,000         8,500          85,166               --           93,666
                                                        ----------       -------       ---------        ---------        ---------
Balance at December 31, 1996 (Restated)                 28,150,000        28,150         140,252         (166,035)           2,367
Net income and comprehensive income                             --            --              --           25,876           25,876
Distributions to shareholders                                   --            --              --           (3,347)          (3,347)
Shares issued in connection with the acquisition
   of Changes International (Note 3)                       312,500           312           5,547               --            5,859
Shares issues in connection with the exercise of
   stock options and related tax benefit                     7,600             8             118               --              126
                                                        ----------       -------       ---------        ---------        ---------
Balance at December 31, 1997 (Restated)                 28,470,100        28,470         145,917         (143,506)          30,881
Net income and comprehensive income                             --            --              --           29,691           29,691
Second public offering of common stock                   4,228,749         4,229         143,277               --          147,506
Shares issues in connection with the exercise of
   stock options and related tax benefit                     6,200             6             133               --              139
Distributions to shareholders                                   --            --              --           (2,732)          (2,732)
                                                        ----------       -------       ---------        ---------        ---------
Balance at December 31, 1998                            32,705,049       $32,705       $ 289,327        $(116,547)       $ 205,485
                                                        ==========       =======       =========        =========        =========


See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS OF DOLLARS)

                                                                                      1998            1997            1996
                                                                                   ---------        --------        ---------
                                                                                                    RESTATED         RESTATED
                                                                                                    (NOTE 3)         (NOTE 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  29,691        $ 25,876        $  14,970
   Adjustment to reconcile net income to net cash provided
     by operating activities:
     Extraordinary item                                                                4,941              --            1,792
     Depreciation and amortization                                                     5,004           2,099            1,965
     Gain on sale of equipment                                                            --              (3)              --
     Bad debt expense                                                                     35             211              146
     Deferred income taxes                                                             3,416           3,684           (3,484)
     Nonrecurring non-competition agreement expense                                       --              --           15,300
     Changes in operating assets and liabilities (net of effect of business acquired):
       Accounts receivable                                                           (13,496)        (13,530)          (7,319)
       Inventories                                                                   (27,818)         (7,178)          (4,341)
       Prepaid expenses and other current assets                                      (1,641)            (12)            (425)
       Accounts payable                                                               12,828           5,800            3,665
       Accrued expenses and other current liabilities                                    946          (2,033)           5,959
                                                                                   ---------        --------        ---------
              Net cash provided by operating activities                               13,906          14,938           28,228
                                                                                   ---------        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                                        (56,104)         (3,726)              --
   Maturities of marketable securities                                                    --              --              201
   Proceeds from sales of property, plant and equipment                                   --           3,099               10
   Acquisition of property, plant and equipment                                      (13,407)         (4,022)          (2,480)
   (Increase) decrease in other assets                                                (4,223)           (462)             452
                                                                                   ---------        --------        ---------
              Net cash used in investing activities                                  (73,734)         (5,111)          (1,817)
                                                                                   ---------        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of senior subordinated notes                                           (62,687)             --               --
   Proceeds from issuance of debt                                                        700             400          173,097
   Proceeds from issuance of Preferred Stock                                              --              --           67,000
   Dividends on Preferred Stock                                                           --              --           (4,862)
   Distributions to shareholders                                                      (2,732)         (3,347)         (11,693)
   Payments of debt                                                                  (14,606)         (6,603)         (61,025)
   Redemption of Preferred Stock                                                          --              --          (67,000)
   Issuance of common stock                                                               82             126            5,500
   Repurchase of shareholders' common stock and recapitalization                          --              --         (216,780)
   Net proceeds from public offering of common stock                                 147,506              --           93,666
   Payment of financing costs                                                             --              --           (8,450)
   Principal payments of capital lease obligations                                      (158)           (146)            (136)
                                                                                   ---------        --------        ---------

              Net cash provided by (used in) financing activities                     68,105          (9,570)         (30,683)
                                                                                   ---------        --------        ---------
Net increase (decrease) in cash and cash equivalents                                   8,277             257           (4,272)
Cash and cash equivalents at beginning of year                                         4,212           3,955            8,227
                                                                                   ---------        --------        ---------
Cash and cash equivalents at end of year                                           $  12,489        $  4,212        $   3,955
                                                                                   =========        ========        =========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                                      $   9,048        $ 12,272        $   8,026
                                                                                   =========        ========        =========
     Income taxes                                                                  $  15,676        $  9,807        $   3,084
                                                                                   =========        ========        =========

See notes to consolidated financial statements

TWINLAB CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

1.     DESCRIPTION OF ENTITY, BASIS OF PRESENTATION AND PUBLIC OFFERINGS

       The Company is one of the leading manufacturers and marketers of brand name nutritional supplements sold through domestic health and natural food stores and various direct sales channels, including network and catalog marketing and is also engaged in the sale of its products through national and regional drug store chains, supermarkets, and mass market retailers.

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

       The shareholders of the Companies entered into a stock purchase and sale agreement dated as of March 5, 1996 and which was consummated on May 7, 1996 pursuant to which (i) Green Equity Investors II, L.P. ("GEI") acquired 8,880,000 shares (adjusted for the 18.5 for 1 stock split - see
       Note 9a) (48 percent) of the common stock of Twinlab for aggregate consideration of $4,800 and shares of 11.25 percent non-voting junior redeemable preferred stock of Twinlab (the "Junior Preferred Stock") for aggregate consideration of $37,000, (ii) certain other investors acquired 1,295,000 shares (adjusted for the 18.5 for 1 stock split see Note 9a) (7 percent) of the common stock of Twinlab (each of these other investors owns less than 5 percent of the common stock of Twinlab) for aggregate consideration of $700 and shares of 14 percent non-voting senior redeemable preferred stock of Twinlab for aggregate consideration of $30,000 (the "Senior Preferred Stock", and together with the Junior Preferred Stock, the "Preferred Stock"), (iii) certain of the shareholders of the Companies (the "Continuing Shareholders") exchanged certain of their shares of common stock of Natur-Pharma for 8,325,000 shares (adjusted for the 18.5 for 1 stock split - see Note 9a) (45 percent) of the outstanding shares of common stock of Twinlab, valued at $4,500, (iv) Twinlab purchased all of the remaining shares of common stock of Natur-Pharma from the existing shareholders for cash, resulting in Natur-Pharma becoming a wholly-owned subsidiary of Twinlab, (v) Old Twin, Alvita, Export, Specialty, and B. Bros. merged into Natur-Pharma and ARP merged with Natur-Pharma II, Inc., a wholly-owned subsidiary of Natur-Pharma (the surviving entity in such merger is referred to herein as "ARP"), and (vi) in connection with such mergers, the existing shareholders received cash in consideration for all their shares of capital stock of Old Twin, Alvita, Export, Specialty, B. Bros., and ARP. The total cash consideration that the existing shareholders received was approximately $212,500, approximately $15,300 of which represented consideration for non-competition agreements with each of the existing shareholders, which was recognized as a nonrecurring expense upon the consummation of the Acquisition. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (which provided for a term loan facility in the amount of $53,000 and a revolving credit facility in the amount of $15,000) (the "Original Credit Facility") and issued $100,000 aggregate principal amount of senior subordinated notes in a private placement (the "Note Offering", and, collectively with the Acquisition and the Original Credit Facility, the "Transactions"), which notes were subsequently exchanged in October 1996 for publicly registered notes. The net cash proceeds of the Note Offering were used, together with borrowings under the Original Credit Facility, the proceeds from the issuance of the common stock and Preferred Stock of Twinlab and available cash of the Company, to finance the Acquisition, to refinance approximately $7,000 aggregate principal amount of debt of the Company and to pay related fees and expenses. In connection with the Acquisition, Natur-Pharma's name was changed to Twin Laboratories Inc. ("Twin"). In connection with the Transactions, the Company has expensed $400 of professional fees for the year ended December 31, 1996.

       Because the Acquisition did not result in a change in control as defined in Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions" ("EITF 88-16"), the transactions were accounted for as a recapitalization under the guidance of EITF 88-16 and the Companies' historical basis of accounting were applied to the consolidated financial statements of Twinlab.

       The following unaudited pro forma results of operations assume the Transactions occurred on January 1, 1996 and excludes the effect of (i) the nonrecurring non-competition agreement expense, and (ii) the Transaction Expenses, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions in fact occurred on January 1, 1996.

                                                            1996
                                                         --------
Net sales                                                $182,010
Interest expense                                              402
Income before extraordinary item                           18,116
Diluted income before extraordinary item per share           0.64
Weighted average shares outstanding
  (in thousands)                                           28,150

       On November 15, 1996, the Company consummated an initial public offering of common stock (the "IPO"), with the sale to the public of 8,500,000 shares of common stock at $12.00 per share. In connection with the consummation of the IPO, the Company entered into an amended credit agreement which provides for a revolving credit facility of $50,000 (the "Revolving Credit Facility") (see Note 8). The net proceeds to the Company of the IPO of approximately $93,666 (after underwriters' discounts of $6,630 and offering expenses of $1,704), together with available cash resources of the Company and approximately $20,000 of borrowings under the Revolving Credit Facility, were used to repay all of the Company's outstanding indebtedness under the term loan contained in the Original Credit Facility, plus accrued and unpaid interest thereon of approximately $233, and to redeem all of the outstanding shares of Preferred Stock having an aggregate liquidation preference of $67,000, plus accrued and unpaid dividends thereon of approximately $4,862 (the "Repayments"). In connection with the prepayment of outstanding indebtedness under the term loan facility and the establishment of the Revolving Credit Facility, the Company recorded an extraordinary charge, in 1996, representing the write-off of previously deferred finance costs incurred in connection with the Original Credit Facility of approximately $1,792 (net of tax benefit of $1,134).

       In April 1998, the Company completed a second public offering of the Company's common stock (the "Offering"). A total of 9,200,000 shares of common stock was offered to the public, of which 4,971,251 was sold by certain of the Company's stockholders. The net proceeds to the Company from the Offering were approximately $147,506. Of the net proceeds to the Company, approximately $56,104 was used to pay the purchase price for the Bronson acquisition (as described in Note 3), including related fees and expenses; approximately $40,119 was used to exercise the Company's option to redeem $35,000 of the senior subordinated notes at a redemption price of 109-1/2 percent, plus accrued and unpaid interest; and approximately $9,900 was used to reduce outstanding borrowings under the Revolving Credit Facility, including accrued and unpaid interest. The remaining net proceeds to the Company was used for working capital and other general corporate purposes.

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

       e. INTANGIBLE ASSETS - Trademarks are being amortized on the straight-line method over their expected lives, not to exceed forty years. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on the straight-line method over periods ranging from twenty to forty years. Other intangible assets acquired in connection with Changes International and Bronson are being amortized on the straight-line method over periods ranging from five years to thirty years.

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

       h. RESEARCH AND DEVELOPMENT EXPENSES - The Company charges research and development expenses to operations as incurred. Research and development expenses were $1,655, $1,095 and $1,119 for the years ended December 31, 1998, 1997 and 1996, respectively.

       i. EARNINGS PER SHARE - The Company retroactively adopted SFAS No. 128, "Earnings Per Share" during 1997. SFAS No. 128 changed the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share. The adoption of SFAS No. 128 did not have a material impact on the Company's income per share.

       j. COMPREHENSIVE INCOME - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income, as presented in the Consolidated Statement of Shareholders' Equity, is equivalent to net income as the Company has no other items of comprehensive income. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

       k. IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

       l. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       m. RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with current year classifications.

3.     ACQUISITIONS

       a. PR NUTRITION - On August 21, 1998, the Company acquired all of the outstanding capital stock of PR Nutrition, Inc. ("PR Nutrition") for 1,150,000 shares of the Company's common stock, having a market value at the date of acquisition of approximately $39,675. PR Nutrition develops, markets and sells nutritionally enhanced food bars and other nutritional products. This acquisition has been accounted for as a pooling of interests and accordingly the consolidated financial statements have been restated to include PR Nutrition's amounts for all periods presented. Included in the operating results of the Company for the year ended December 31, 1998 are approximately $13,404 of net sales and approximately $3,007 of net income of PR Nutrition prior to the date of acquisition. Expenses of approximately $1,462 have been incurred related to this acquisition.

       The following is a reconciliation of certain restated amounts with amounts previously reported:

                                                        1997           1996
                                                      --------       --------
Net sales:
    As previously reported                            $213,229       $170,075
    Effect of PR Nutrition pooling of interests         16,385         11,935
                                                      --------       --------
    As restated                                       $229,614       $182,010
                                                      ========       ========

Net income:
    As previously reported                            $ 22,671       $ 11,796
    Effect of PR Nutrition pooling of interests          3,205          3,174
                                                      --------       --------
    As restated                                       $ 25,876       $ 14,970
                                                      ========       ========

Basic and diluted net income per share:
    As previously reported                            $   0.84       $   0.26
    Effect of PR Nutrition pooling of interests           0.08           0.10
                                                      --------       --------
    As restated                                       $   0.92       $   0.36
                                                      ========       ========

       b. BRONSON - On April 30, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson division ("Bronson") of Jones Medical Industries, Inc. Bronson, through Bronson Laboratories, Inc., manufactures, markets and distributes a line of over 400 vitamins, herbs, and nutritional supplements and health and beauty aids, through catalogs and specialty direct mailings, markets its MD Pharmaceutical brand of vitamins, herbs and nutritional supplements exclusively to United States military commissaries and also manufactures through Health Factors International, private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis. The Company paid $56,104 in cash, including acquisition costs, which was financed through proceeds from the Offering. This acquisition has been accounted for as a purchase and, accordingly, the results of Bronson are included in the consolidated statements of income of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $14,480 is being amortized over 30 years.

       c. CHANGES INTERNATIONAL - In November 1997, the Company acquired all of the outstanding shares of Changes International of Fort Walton Beach, Inc. ("Changes

           International"). Changes International is a network marketer of nutritional supplements. The Company paid $7,888 in cash, including acquisition costs, and issued 312,500 shares of its common stock (which had a market value of approximately $5,859 on the date of the acquisition). This acquisition has been accounted for as a purchase and, accordingly, the results of Changes International are included in the consolidated statements of income of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $10,714 is being amortized over 20 years.

           The following unaudited pro forma information assumes that the acquisition of Bronson and Changes International had occurred as of January 1, 1997, including the impact of the amortization expense associated with intangible assets acquired, increased interest expense on acquisition debt and related income tax effects. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the acquisitions, in fact, occurred on January 1, 1997.

                                                                       1998           1997
                                                                     --------       --------
              Net sales                                              $343,392       $296,126
              Income before extraordinary item                         35,879         31,704
              Basic and diluted income before extraordinary
                item per share                                           1.12           1.05
              Diluted weighted average shares outstanding
                (in thousands)                                         32,041         30,159

4 INVENTORIES

       Inventories consist of the following:
                                                                       1998           1997
                                                                     --------       --------
              Raw materials                                          $ 36,257       $ 16,340
              Work in process                                          11,337          7,393
              Finished goods                                           24,761         13,792
                                                                     --------       --------
                   Total                                             $ 72,355       $ 37,525
                                                                     ========       ========

5 PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:
                                                                       1998           1997
                                                                     --------       --------
       Land, building and leasehold improvements                     $ 22,769       $ 12,363
       Plant equipment                                                 10,730          7,461
       Office equipment                                                 6,672          3,157
       Automobiles                                                         65             56
                                                                     --------       --------
                                                                       40,236         23,037
       Less:  accumulated depreciation and amortization                10,685          8,774
                                                                     --------       --------
         Property, plant and equipment - net                         $ 29,551       $ 14,263
                                                                     ========       ========
         Depreciation and amortization expense                       $  1,940       $  1,120
                                                                     ========       ========

6.     OTHER ASSETS
       Other assets consist of the following:

                                                                                        1998           1997
                                                                                      --------       --------
       Goodwill, net of accumulated amortization of $1,113
         and $166, respectively                                                       $ 24,784       $ 11,251
       Acquired tradenames, net of accumulated amortization
         of $474                                                                        20,861             --
       Acquired customer lists and distribution networks,
         net of accumulated amortization of $1,162 and $54,
         respectively                                                                    9,686          1,946
       Deferred finance costs, net of accumulated amortization
         of $741 and $872, respectively                                                  1,712          4,337
       Other                                                                             8,143          2,870
                                                                                      --------       --------
              Total                                                                   $ 65,186       $ 20,404
                                                                                      ========       ========

7 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consist of the following:
                                                                                        1998           1997
                                                                                      --------       --------
       Accrued salaries, employee benefits and payroll taxes                          $  3,816       $  2,645
       Accrued commissions                                                               2,219          1,795
       Other                                                                             4,008          6,138
                                                                                      --------       --------
            Total                                                                     $ 10,043       $ 10,578
                                                                                      ========       ========

8 LONG-TERM DEBT

       Long-term debt consists of the following:
                                                                                        1998           1997
                                                                                      --------       --------
       Revolving Credit Facility (a)                                                  $     --       $ 13,750
       Senior subordinated notes (b)                                                    43,215        100,000
       Note payable to a power authority, payable in monthly installments
         of $2, including interest at 6.38 percent, maturing February 2011                 251            266
       Obligations under capital lease                                                      --            158
       Other                                                                                65            205
                                                                                      --------       --------
                                                                                        43,531        114,379
       Less:  current portion                                                               80         14,112
                                                                                      --------       --------
         Total                                                                        $ 43,451       $100,267
                                                                                      ========       ========

       (a) The Revolving Credit Facility, as amended on March 22, 1999, expires on May 7, 2002 and provides for borrowings up to $50,000. Borrowings under the Revolving Credit Facility bear interest, at the Company's discretion, at either the Alternative Base Rate, as defined, or at the Eurodollar Rate (maximum six-month term), plus a margin of 1.25 percent, as defined. Interest rates are subject to increases or reduction based upon Twin's meeting certain financial tests. The proceeds of the Revolving Credit Facility are available for working capital requirements and for general corporate purposes, including up to $35,000 of which is available to fund permitted acquisitions, as defined, subject to certain conditions and reductions. A portion of the Revolving Credit Facility not to exceed $15,000 is available for the issuance of letters of credit which generally have an initial term of one year or less. The Revolving Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of Twin and its direct subsidiaries and is guaranteed by Twinlab, ARP, Changes International, Bronson and PR Nutrition. The Revolving Credit Facility contains certain restrictive covenants including, among other things, the maintenance of certain debt coverage ratios, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. In addition, the Revolving Credit Facility requires the Company to be Year 2000 compliant by September 30, 1999.

       (b) The senior subordinated notes mature on May 15, 2006 and bear interest at a rate of 10-1/4 percent per annum. The senior subordinated notes are jointly and severally guaranteed by Twinlab, ARP, Changes International, Bronson and PR Nutrition on a full and unconditional unsecured senior subordinated basis. The senior subordinated notes are callable after five years at a premium to par which declines to par after eight years. Upon a change of control, as defined, Twin is required to offer to redeem the senior subordinated notes at 101 percent of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the indenture governing the senior subordinated notes (the "Note Indenture") include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions.

           In May 1998, Twin redeemed 35 percent ($35,000) of the senior subordinated notes at a redemption price of 109 -1/2 percent with a portion of the proceeds of the Offering. In addition, in July 1998 and September 1998, Twin repurchased an additional $18,136 and $3,649, respectively, of senior subordinated notes at prices of 112-1/2 percent and 108-1/2 percent, respectively. In connection, with the redemptions and repurchases of the senior subordinated notes, the Company recorded an extraordinary charge, representing the premium paid and the write-off of previously deferred finance costs, of approximately $4,941 (net of tax benefit of $3,133).

           The Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances or other distributions of assets to Twinlab, except in certain limited circumstances.

           Maturities of long-term debt are as follows:

                  YEAR ENDING DECEMBER 31,
                            1999                                              $    80
                            2000                                                   15
                            2001                                                   16
                            2002                                                   17
                            2003                                                   18
                            Thereafter                                         43,385
                                                                              -------
                            Total                                             $43,531
                                                                              =======

           The carrying amount of the borrowing under the Revolving Credit Facility approximated fair value as of December 31, 1998 and 1997 based on borrowing rates available to the Company at such dates for loans with similar terms. The fair value of the senior subordinated notes approximated $49,770 and $100,000 at December 31, 1998 and 1997, respectively, based on borrowing rates available to the Company at such dates.

    9. SHAREHOLDERS' EQUITY

       (a) CHANGES IN AUTHORIZED CAPITAL AND STOCK SPLIT - In July 1996, the Board of Directors (the "Board") and the stockholders authorized an increase in the number of common shares authorized to 75,000,000 and an increase in the number of shares of preferred stock authorized to 2,000,000, which preferred stock may be issued by the Board on such terms and with such rights, preferences and designations as the Board may determine, without further stockholder action. Prior to the IPO, on November 15, 1996, the Board authorized a stock split (effected in the form of a stock dividend) of all issued and outstanding common shares at the rate of 18.5 for 1. The stock split and the change in authorized common stock have been retroactively reflected for purposes of calculating income per share for all periods presented herein.

       (b) STOCK INCENTIVE PLAN - In November 1996, the Board and stockholders of the Company approved and adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a total of up to 400,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1996 Plan. Awards under the 1996 Plan may be made in the form of (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) performance shares. On January 27, 1998, the Board adopted, subject to stockholder approval which was received on June 17, 1998, the Twinlab Corporation 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides initially for the issuance of a total of up to 1,000,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1998 Plan, and may be increased annually commencing January 1, 1999, at the discretion of the Board, by an amount up to 1 percent of the shares of common stock then outstanding. Awards under the 1998 Plan may be made in the form of (i) incentive stock options;
           (ii) non-qualified stock options; (iii) stock appreciation rights;
           (iv) restricted stock; (v) restricted stock units; (vi) dividend equivalent rights; and (vii) other stock based-awards. Options become exercisable over five years from the date of grant at the rate of 20 percent of the grant each year and expire up to ten years after the date of grant.

           The following table sets forth summarized information concerning stock option activity relating to the Company's 1996 Plan and 1998 Plan (collectively, the "Plans"):

                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                                  NUMBER           EXERCISE        EXERCISE
                                                                 OF SHARES       PRICE RANGE        PRICE
                                                                ----------   -------------------  ---------
              Balance, January 1, 1996                                  --     $       --           $   --
              Granted                                              120,000         $12.00           $12.00
                                                                ----------   -------------------    ------
              Balance, January 1, 1997                             120,000         $12.00           $12.00
              Granted                                               56,000     $18.13 - $19.38      $19.24
              Canceled                                              (6,000)        $12.00           $12.00
              Exercised                                             (7,600)        $12.00           $12.00
                                                                ----------  --------------------    ------
              Balance, December 31, 1997                           162,400     $12.00 - $19.38      $14.50
              Granted                                              264,000     $25.00 - $29.38      $28.55
              Canceled                                             (11,400)    $12.00 - $29.38      $25.72
              Exercised                                             (6,200)    $12.00 - $18.13      $13.19
                                                                ----------     ---------------      ------
              Balance, December 31, 1998                           408,800     $12.00 - $29.38      $23.28
                                                                ==========     ===============      ======
           Shares exercisable at December 31, 1998                  50,560                          $13.57
                                                                ==========                          ======
           Shares reserved for issuance at December 31, 1998     1,386,200
                                                                ==========

           Significant option groups outstanding at December 31, 1998 and related weighted average price and life information were as follows:

                                                        WEIGHTED
                                                         AVERAGE        WEIGHTED                        WEIGHTED
                                                        REMAINING        AVERAGE                         AVERAGE
                RANGE OF             NUMBER            CONTRACTUAL      EXERCISE         NUMBER         EXERCISE
             EXERCISE PRICE        OUTSTANDING            LIFE            PRICE        EXERCISABLE        PRICE
             --------------        -----------         -----------      --------       -----------      ---------
                $12.00                99,000               8.0            $12.00         39,600          $12.00
             $18.13 - $19.38          54,800               8.8            $19.27         10,960          $19.27
                $25.00                50,000               9.4            $25.00             --          $   --
                $29.38               205,000               9.8            $29.38             --          $   --

           The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and selected interpretations in accounting for the Plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plan. Had compensation cost for the Company's Plans been determined based upon the fair value at the grant date for awards under the 1996 Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's net income would have been reduced by approximately $642, $188 and $14 in 1998, 1997 and 1996, respectively. The Company's pro forma net income and diluted earnings per share would have been $29,000 and $0.92 per share for 1998; $25,700 and $0.91 per share for 1997; and $15,000 and $0.53 per share for 1996. The weighted average fair value of the options granted during 1998, 1997 and 1996 is estimated at $19.50, $10.89 and $6.81, respectively, on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for 1998, 1997 and 1996, respectively: volatility of 65 percent, 46 percent and 45 percent, risk-free interest rate of 5.71 percent, 5.75 percent and 6.09 percent, and an expected life of seven years.

       (c) NET INCOME PER SHARE - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic income per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive outstanding common stock options. The calculation for income before extraordinary item per share for each of the three years ended December 31, 1998 was as follows:

                                              1998                           1997                            1996
                                 ----------------------------   -----------------------------     -------------------------------
                                                       PER-                            PER-                                PER-
                                                      SHARE                           SHARE                               SHARE
                                 INCOME     SHARES    AMOUNT    INCOME      SHARES    AMOUNT      INCOME      SHARES      AMOUNT
                                 -------    ------    ------    -------     ------    -------     -------     ------      -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 -----------------------------------------------------------------------------------------------
          Income before
           extraordinary item    $34,632                        $25,876                           $16,762
          Less:  Preferred
           dividends                  --                             --                           (4,862)
                                 --------                       --------                          -------
          BASIC INCOME PER
           SHARE
            Income before
            extraordinary item    34,632    31,492    $1.10      25,876     28,192    $  0.92      11,900     28,150(a)   $  0.42
                                                      =====                           =======                             =======
          EFFECT OF DILUTIVE
           SECURITIES:
           Options                    --       115                   --         36                     --         --
                                 -------    ------              -------     ------                -------    -------
          DILUTED INCOME PER
           SHARE
            Income before
            extraordinary item   $34,632    31,607    $1.10     $25,876     28,228    $  0.92     $11,900     28,150      $  0.42
                                 =======   =======    =====     =======     ======    =======     =======     ======      =======

(a) Amount assumes, as outstanding for the entire year, the 10,175,000 shares (adjusted for the 18.5 for one stock split - see Note 9a) issued in connection with the Acquisition and the 8,500,000 shares issued in connection with the IPO (see Note 1).


       (d) STOCK REPURCHASE PROGRAM - On February 25, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 5 million shares of its common stock. The Company has obtained the required waivers under its Revolving Credit Facility to engage in purchases of its common stock and intends to use funds available under the Revolving Credit Facility and internally generated cash to purchase such shares. The Company will purchase common stock from time to time in the open market and in individually negotiated transactions. The amount and timing of any purchase will be dependent upon a number of factors, including the price and availability of the Company's shares and general market conditions.

   10. INCOME TAXES

       Prior to the consummation of the Acquisition, all of the Companies were "S" corporations and as such Federal and state taxes were generally paid at the shareholder level only. The provision for income taxes from January 1, 1996 through the consummation of the Acquisition on May 7, 1996, represents state taxes for those states that impose a tax on "S" corporations. In addition, prior to being acquired by the Company, PR Nutrition was an "S" corporation and as such, Federal and state taxes were generally paid at the shareholder level only. The pro forma provisions for income taxes for the years ended December 31, 1998, 1997, and 1996 in the accompanying Consolidated Statements of Income assume the Companies and PR Nutrition were "C" corporations for the entire fiscal years.

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

       The provision for (benefit from) income taxes consists of the following:

                          1998           1997           1996
                        -------       --------        -------
Current:
  Federal               $14,267       $  8,916        $ 3,662
  State and local         2,674          1,546            668
                        -------       --------        -------
                         16,941         10,462          4,330
                        -------       --------        -------
Deferred:
  Federal                 2,923          3,515         (3,108)
  State and local           493            169           (376)
                        -------       --------        -------
                          3,416          3,684         (3,484)
                        -------       --------        -------
                        $20,357       $ 14,146        $   846
                        =======       ========        =======

       The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pre-tax income):

                                              1998           1997           1996
                                             ------         ------         ------
Statutory Federal income tax rate              35.0%          35.0%          34.0%
State and local income taxes (net of
  Federal tax benefit)                          3.7            2.8            1.1
Exempt income due to "S" Corporation
  status                                       (2.0)          (2.8)         (28.0)
Other                                           0.3            0.3           (2.3)
                                             ------         ------         ------
Effective tax rate                             37.0%          35.3%           4.8%
                                             ======         ======         ======

       At December 31, 1998 and 1997, the deferred tax assets, which required no valuation allowance, consisted of:

                                      1998           1997
                                    --------        -------
Accounts receivable                 $    327        $ 1,099
Inventories                            1,064            380
Property, plant and equipment           (249)            34
Intangible and other assets           45,596         48,743
Other                                    238            136
                                    --------        -------
                                    $ 46,976        $50,392
                                    ========        =======

   11. EMPLOYEE BENEFIT PLANS

       Old Twin provided a profit sharing plan, and Natur-Pharma provided an Employee Savings and Investment Plan to all eligible employees, as defined, through July 1, 1996. Effective July 1, 1996, the Company adopted the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan") which is an amendment and restatement of the Old Twin profit sharing plan and merged the Natur-Pharma Employee Savings and Investment Plan into the 401(k) Plan. Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain limitations, and the Company will match 50 percent of an employee's contribution. Total provisions with respect to these plans approximated $518, $367 and $164 for the years ended December 31, 1998, 1997 and 1996, respectively.

   12. COMMITMENTS AND CONTINGENCIES
       a. LEASES - The Company leases certain warehouse space and equipment under operating leases. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental payments may be adjusted for increases in taxes and other costs above specific amounts. Rental expense charged to operations for the years ended December 31, 1998, 1997 and 1996 was approximately $3,476, $2,006, and $1,664, respectively.

           Future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year are as follows:

                  YEAR ENDING DECEMBER 31,
                              1999                                            $    4,929
                              2000                                                 4,585
                              2001                                                 4,198
                              2002                                                 4,030
                              2003                                                 2,802
                              Thereafter                                           1,290
                                                                              ----------
                              Total                                           $   21,834
                                                                              ==========

           During 1997, the Company entered into several agreements for the sale and leaseback of certain production equipment. The Company received $3,099 which approximated the net book value of the assets sold. These leases have been classified as operating leases.

       b. LEGAL MATTERS - The Company has been named as a defendant in five currently pending lawsuits alleging that its Ma Huang-containing products caused injuries and/or damages, as well as two proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. The Company believes that such claims, if successful, would not have a material adverse effect on the consolidated financial statements.

           In December 1998, two shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. Plaintiffs have moved to consolidate these lawsuits and all subsequent lawsuits relating to the same issues. On February 25, 1999, proposed plaintiffs' co-lead counsel announced that it would amend the complaints to enlarge the class of plaintiffs suing the Company to include all buyers of the Company's stock from March 17, 1998 through February 24, 1999. The Company intends to vigorously defend against these actions; however, it is premature to determine the effect, if any, of such litigation on the consolidated financial statements.

           On February 11, 1999, the former shareholders of PR Nutrition commenced a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. The plaintiffs' claims include alleged violations of the securities laws, breach of contract, fraud and negligent misrepresentation in connection with the Company's purchase of 100 percent of the stock of PR Nutrition. More specifically, the plaintiffs allege that the Company and the other defendants made material misstatements or failed to disclose material facts about the Company's business and financial condition, among other things, in securities act filings and other statements. The Company intends to vigorously defend against these actions; however, it is premature to determine the effect, if any, of such litigation on the consolidated financial statements.

           In the first quarter of 1999, a series of separate shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. These lawsuits have not yet been served on the Company. The plaintiffs generally allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs suing the Company is all buyers of the Company's stock from April 28, 1998 through February 24, 1999. The Company intends to vigorously defend against these actions; however, it is premature to determine the effect, if any, of such litigation on the consolidated financial statements.

           The Company received an inquiry from the Federal Trade Commission ("FTC") with respect to the Company's substantiation for certain advertising claims made for its product "Herbal Phen Fuel". After the Company submitted scientific substantiation to the FTC, the FTC forwarded a proposed consent order (the "Consent Order") to the Company. The proposed Consent Order provides for, among other things, injunctive relief prohibiting the Company from making weightloss claims for its products without adequate scientific substantiation. The proposed Consent Order is the subject of negotiating between the FTC and the Company. The Company is unable to predict whether it will be able to reach a negotiated settlement of this matter.

           The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters will not have a material adverse effect on the consolidated financial statements.

   13. MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

       During the years ended December 31, 1998, 1997, and 1996, the Company recognized net sales to significant customers as set forth below:

                     1998      1997      1996
                     ----      ----      ----
Major customers:
    Customer A         14%       22%       19%
    Customer B         12        18        23
    Customer C         12         4        --

       The Company's customers are primarily large independent distributors of health food products. At December 31, 1998 and 1997, approximately 47 and 62 percent, respectively, of accounts receivable related to two customers.

   14. SUMMARIZED FINANCIAL INFORMATION

       Twin is a direct wholly-owned subsidiary of Twinlab. ARP, Changes International, Bronson Laboratories, Inc., Health Factors International, Inc. and PR Nutrition are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes International, Bronson Laboratories, Inc., Health Factors International, Inc. and PR Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the senior subordinated notes of Twin (see Note 8b).

       The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in Twin and, through Twin, in ARP, Changes International, Bronson Laboratories Inc., Health Factors International, Inc. and PR Nutrition. Twin has no other stockholder than Twinlab. Accordingly, the Company has determined that separate financial statements of Twin, ARP, Changes International, Bronson Laboratories Inc., Health Factors Inc. and PR Nutrition would not be material to investors and, therefore, are not included herein.

       Summarized financial information for the year ended December 31, 1998 is as follows:

                                                                        BRONSON      HEALTH
                                                        CHANGES      LABORATORIES    FACTORS         PR
                               TWIN           ARP     INTERNATIONAL      INC.          INC.       NUTRITION
                             --------       ------    -------------  ------------    -------      ---------
Current assets               $149,611       $1,571       $ 9,008       $ 7,279       $ 4,295       $ 3,373
Noncurrent assets             140,084          186        12,520        39,566         7,491           417
Current liabilities            44,152          470         3,575         1,417           356         1,916
Noncurrent liabilities         43,451           --            --            --            --            --
Shareholder's equity          202,092        1,287        17,953        45,428        11,430         1,874
Net sales                     333,375        4,670        51,313        11,495         7,192        20,878
Gross profit                  169,942          997        42,714         6,601         1,218        14,418
Net income                     29,199          263         3,662           719            35         4,070

       Summarized financial information for the year ended December 31, 1997 is as follows:


                                                         CHANGES          PR
                               TWIN          ARP      INTERNATIONAL   NUTRITION
                             --------       ------    -------------   ---------
Current assets               $ 89,397       $1,399       $ 4,005       $ 1,321
Noncurrent assets              83,444          193        13,026           365
Current liabilities            45,952          568         2,685         1,127
Noncurrent liabilities        100,267           --            --            22
Shareholder's equity           26,622        1,024        14,346           537
Net sales                     229,614        5,661         7,037        16,385
Gross profit                  104,188        1,329         5,854        11,906
Net income                     26,061          465           598         3,205

       Summarized financial information for the year ended December 31, 1996 is as follows:


                                                            PR
                               TWIN           ARP       NUTRITION
                             --------       ------      ---------
Current assets               $ 69,251       $1,577       $ 1,151
Noncurrent assets              75,268          182           289
Current liabilities            40,134        1,200           708
Noncurrent liabilities        100,478           --            55
Shareholder's equity            3,909          559           679
Net sales                     182,010        5,862        11,935
Gross profit                   79,792          886         9,544
Net income                     14,916          392         3,174

   15. OPERATING SEGMENTS

       In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments.

       The Company has four reportable segments: Twinlab Division; Herbal Supplements and Teas Division; Changes International Division; and Bronson Division. The Company manufactures and markets nutritional products, including a complete line of vitamins, herbs, and nutraceuticals, antioxidants, fish and marine oils, and sports nutrition supplements through its Twinlab Division; a full line of herbs, phytonutrients, and teas through its Herbal Supplements and Teas Division; a line of specially formulated nutritional supplements through a sales force of independent distributors through its , Changes International Division; and a line of vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson Division.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the financial performance of its business units based on operating income of the respective business units.

       Segment information for the years ended December 31, 1998, 1997, and 1996 was as follows:

                                             HERBAL
                                           SUPPLEMENTS    CHANGES                                   INTER-
                              TWINLAB       AND TEAS    INTERNATIONAL   BRONSON                    COMPANY
                             DIVISION(1)    DIVISION      DIVISION      DIVISION       OTHER(2)   ELIMINATION         TOTAL
                             -----------   ----------   -------------   --------       --------   -----------        --------
1998
  Net sales from external
    customers                 $172,665       $65,824       $51,313       $18,687       $24,886       $     --        $333,375
  Intersegment net sales         3,971           300            --            --           662         (4,933)             --
  Operating income              30,545        18,873         5,829         1,231         5,247                         61,725
  Interest expense               8,075            24            --            --            20             --           8,119
  Interest income                  249            --           157            --         1,015             --           1,421
  Long-lived assets             10,994        15,287        12,490        47,047           586             --          86,404
  Capital expenditures           2,691         9,391           703           368           254             --          13,407
  Depreciation and
    amortization                 1,501           511         1,019         1,805           168             --           5,004

1997
  Net sales from external
   customers                  $155,982       $45,206       $ 7,037       $    --       $21,389       $     --        $229,614
  Intersegment net sales           150            82            --            --           658           (890)             --
  Operating income              35,486        11,805           832            --         3,993             --          52,116
  Interest expense              12,294            21            --            --            21             --          12,336
  Interest income                  156            --            17            --            41             --             214
  Long-lived assets              9,252         6,294        12,820            --           538             --          28,904
  Capital expenditures           2,570         1,258            13            --           181             --           4,022
  Depreciation and
    amortization                 1,374           433           136            --           156             --           2,099

1996
  Net sales from external
     customers                $136,140       $28,713       $    --       $    --       $17,157       $     --        $182,010
  Intersegment net sales           209            18            --            --           639           (866)             --
  Operating income              32,523         6,497            --            --         3,664             --          42,684
  Interest expense               9,843           241            --            --            17            (89)         10,012
  Interest income                  610            --            --            --         8,270            (89)            603
  Long-lived assets              9,520         6,428            --            --           205             --          16,153
  Capital expenditures             842         1,411            --            --           227             --           2,480
  Depreciation and
    amortization                 1,534           341            --            --            90             --           1,965

[1] Interest expense relating primarily to borrowings under the Revolving Credit Agreement and the senior subordinated notes of $8,075 in 1998, $12,294 in 1997 and $9,843 in 1996 has been recorded in the Twinlab Division and not allocated to the other operating segments.

[2] The "other" column includes corporate-related items and the results of two divisions, PR Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company markets nutritionally enhanced food bars and other nutritional products through PR Nutrition and publishes a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

       The Company primarily distributes its products through three distribution channels: the health and natural food store channel; the mass market channel, which consists of drug store chains, supermarkets and mass market retailers; and the direct sales channel, which includes network marketing, catalog and direct response. Net sales by distribution channel were as follows:

                                       1998           1997           1996
                                     --------       --------       --------

Health and natural food stores       $211,837       $193,464       $164,444
Mass market                            47,039         14,057          2,780
Direct sales                           70,492         17,087          9,563
Other                                   4,007          5,006          5,223
                                     --------       --------       --------
                                     $333,375       $229,614       $182,010
                                     ========       ========       ========

                                                                      SCHEDULE I

TWINLAB CORPORATION AND SUBSIDIARIES
(PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                              1998             1997
                                                                            ---------        ---------
                                                                                             RESTATED)
ASSETS

Cash                                                                        $     323        $     169
Investment in subsidiaries                                                    205,162           30,712
                                                                            ---------        ---------

Total                                                                       $ 205,485        $  30,881
                                                                            =========        =========


SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000
  shares authorized; none issued                                            $      --        $      --
Common stock , $1.00 par value; 75,000,000
  shares authorized; 32,705,049 shares outstanding
  as of December 31, 1998 and 28,470,100 as of
  December 31, 1997                                                            32,705           28,470
Additional paid-in capital                                                    289,327          145,917
Accumulated deficit                                                          (116,547)        (143,506)
                                                                            ---------        ---------

Total                                                                       $ 205,485        $  30,881
                                                                            =========        =========

---------------------

Note: Investment in subsidiaries is accounted for under the equity method of accounting.



See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I
TWINLAB CORPORATION AND SUBSIDIARIES
(PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS)


                                                            1998          1997          1996
                                                          -------       -------       -------
                                                                      (RESTATED)    (RESTATED)
Equity interest in net income of subsidiaries             $28,221       $25,677       $14,916
Interest income                                               981             7            54
                                                          -------       -------       -------
Income before provision for income taxes                   29,202        25,684        14,970
Provision for income taxes                                    489           192            --
                                                          -------       -------       -------
Net income                                                $29,691       $25,876       $14,970
                                                          =======       =======       =======


See notes to consolidated financial statements included elsewhere herein.

                                                                   SCHEDULE I

TWINLAB CORPORATION AND SUBSIDIARIES
(PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS)

                                                                       1998            1997             1996
                                                                    ---------        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  29,691        $ 25,876        $  14,970
                                                                    ---------        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equity investment in subsidiaries                                  118,289         (18,922)         119,361
                                                                    ---------        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of business, net of cash acquired                         (56,104)         (3,726)              --
   Proceeds from issuance of Preferred Stock                               --              --           67,000
   Dividends on Preferred Stock                                            --              --           (4,862)
   Distributions to shareholders                                       (2,732)         (3,347)         (11,693)
   Redemption of Preferred Stock                                           --              --          (67,000)
   Issuance of common stock                                                82             126            5,500
   Repurchase of shareholders' common stock and recapitalization           --              --         (216,780)
   Proceeds from public offering of common stock                      147,506              --           93,666
                                                                    ---------        --------        ---------
        Net cash provided by (used in) financing activities            88,752          (6,947)        (134,169)
                                                                    ---------        --------        ---------
   Net increase in cash                                                   154               7              162
   Cash at beginning of year                                              169             162               --
                                                                    ---------    -----------       -----------
   Cash at end of year                                              $     323     $       169      $       162
                                                                    =========     ===========      ===========

See notes to consolidated financial statements included elsewhere herein.

                                                                     SCHEDULE II


TWINLAB CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)




       COLUMN A                         COLUMN B                 COLUMN C                  COLUMN D       COLUMN E
       --------                         --------                 --------                  --------       --------
                                                                ADDITIONS
                                                                        CHARGED TO
                                       BALANCE AT        CHARGED TO        OTHER                           BALANCE
                                        BEGINNING         COST AND       ACCOUNTS         DEDUCTIONS      AT END OF
     DESCRIPTIONS                       OF PERIOD         EXPENSES      - DESCRIBE        - DESCRIBE       PERIOD
     ------------                       ---------         --------      ----------        ----------       ------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for bad debts                $   467           $   35          $--              $    [1]       $   502
                                         =======           ======          ===              =====          =======
  Reserve for excess and
    slow moving inventory                $ 1,000           $1,801          $--              $  --          $ 2,801
                                         =======           ======          ===              =====          =======

YEAR ENDED DECEMBER 31, 1997:
  Allowance for bad debts                $   220           $  249          $--              $   2[1]       $   467
                                         =======           ======          ===              =====          =======
  Reserve for excess and
    slow moving inventory                $   625           $  375          $--              $  --          $ 1,000
                                         =======           ======          ===              =====          =======


YEAR ENDED DECEMBER 31, 1996:
  Allowance for bad debts                $   177           $  137          $--              $  94[1]       $   220
                                         =======           ======          ===              =====          =======
  Reserve for excess and
    slow moving inventory                $   515           $  625          $--              $ 515[1]       $   625
                                         =======           ======          ===              =====          =======


(1)    Amounts written off.