Form 10-K405/A
period 1998-12-31
TWINLAB CORP
filed 1999-04-30
CIK 1015868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21003

                            ------------------------

                              TWINLAB CORPORATION
  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                          DELAWARE                                                    11-3317986
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                        ORGANIZATION)
                     150 MOTOR PARKWAY
                    HAUPPAUGE, NEW YORK                                                 11788
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on April 27, 1999 as reported on the Nasdaq National Market was $165,702,230.

     As of April 27, 1999, the registrant had 32,705,049 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TWINLAB CORPORATION
                                  FORM 10-K/A
                                     INDEX

                                    PART III

                                                              PAGE
                                                              ----
Item 10.  Directors and Executive Officers of the
  Registrant................................................    3
Item 11.  Executive Compensation............................    6
Item 12.  Security Ownership of Certain Beneficial Owners
  and Management............................................   11
Item 13.  Certain Relationships and Related Transactions....   12
Signatures

                                AMENDMENT NO. 1
                           TO THE FORM 10-K FILED BY
                     TWINLAB CORPORATION ON MARCH 31, 1999

     The following Items were omitted from the Form 10-K filed by Twinlab Corporation on March 31, 1999, and such Form 10-K is hereby amended to include
Part III as hereinafter set forth.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     The following table provides certain information as of March 31, 1999 about each of the Company's directors and executive officers. Each director serves a one year term, until his successor is duly elected and qualified. Brian Blechman, Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman (the "Blechman Brothers") are brothers.

                                                                                     DIRECTOR
            NAME                AGE            POSITIONS WITH THE COMPANY             SINCE
            ----                ---            --------------------------            --------

Ross Blechman(1)                45     Chairman of the Board, Chief Executive Of-      1996
                                       ficer, President and Director

Brian Blechman(2)               48     Executive Vice President, Treasurer and         1996
                                       Director

Dean Blechman                   41     Executive Vice President and Director           1996

Neil Blechman                   48     Executive Vice President, Secretary and         1996
                                       Director

Steve Blechman                  45     Executive Vice President and Director;          1996
                                       Chairman of the Board, Chief Executive
                                       Officer, Director and President of
                                       Advanced Research Press

Stephen L. Welling              44     President -- Health and Natural Food Store      1997
                                       Division and Director

John G. Danhakl(1)(2)           42     Director                                        1996

Jonathan D. Sokoloff(1)(2)      41     Director                                        1996

John McCusker                   59     Chief Financial Officer

---------------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

     The business experience, principal occupation, employment and certain other information concerning each director and executive officer is set forth below.

     Ross Blechman became Chairman of the Board, Chief Executive Officer, President and Director of the Company on May 7, 1996. Mr. Blechman joined Twin Laboratories, Inc. in 1974 and served as Vice President, Operations of the Company prior to May 7, 1996. Mr. Blechman is Chairman of the Board, President, Chief Executive Officer and Director of Twin, an Executive Vice President and Director of Advanced Research Press, Inc. ("ARP") and a Vice President and Director of Changes International.

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

     Stephen L. Welling was elected to the Board of Directors of the Company on September 16, 1997 and became President-Health and Natural Food Store Division on March 3, 1999. Mr. Welling previously was the President of Nature's Herbs Division of Twin since May 7, 1996. Mr. Welling joined Natur-Pharma Inc. in 1977 as the controller and served as President of Natur-Pharma Inc. prior to May 7, 1996. Prior to his promotion to President, Mr. Welling served as Vice President of Operations of Natur-Pharma Inc. with responsibility for manufacturing, personnel, quality management, legal affairs and finance. Mr. Welling is on the board of directors of the National Nutritional Foods Association, a leading trade organization of the industry's retailers, distributors, suppliers and manufacturers.

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

     John McCusker became the Chief Financial Officer of the Company on November 3, 1997. He is responsible for financial management and the Company's Management Information Systems department. He was previously an independent financial consultant. From 1987 to 1996, Mr. McCusker was Chief Financial Officer for Geraghty & Miller, Inc. Upon its 1995 merger with Arcadis NV, he was appointed to the additional position of Senior Vice President.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company has an Audit Committee and a Compensation Committee. In 1998, the Board of Directors met three times and acted by unanimous written consent on two occasions, the Compensation Committee met once and the Audit Committee met once.

     The Audit Committee reviews the adequacy of internal controls, the results and scope of annual audits and other services provided by the Company's independent auditors. In 1998, the Audit Committee was comprised of Brian Blechman, John Danhakl and Jennifer Holden Dunbar (until Ms. Holden Dunbar's resignation in July 1998 as a director of the Company and as a member of the Audit Committee). Jonathan Sokoloff became a member of the Audit Committee on February 25, 1999.

     The Compensation Committee establishes salaries, bonuses and other forms of compensation for executives of the Company and such other employees of the Company as assigned thereto by the Board. In 1998, the Compensation Committee was comprised of Ross Blechman, John Danhakl, Jennifer Holden Dunbar (until Ms. Holden Dunbar's resignation in July 1998 as a director of the Company and as a member of the Compensation Committee) and Jonathan Sokoloff.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Common Stock to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission and The Nasdaq National Stock Market. Copies of these reports are also required to be supplied to the Company. The Company believes, based solely on a review of the copies of such reports received by the Company, that all applicable Section 16(a) reporting requirements were complied with during 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the years ended December 31, 1996, 1997 and 1998. Prior to May 7, 1996, the Blechman Brothers collectively acted in a similar capacity to a Chief Executive Officer.

                                                                  ANNUAL COMPENSATION
                                   ----------------------------------------------------------------------------------
                                                                               ALL OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL OCCUPATION      YEAR      SALARY($)        BONUS($)(A)     COMPENSATION($)(B)   COMPENSATION($)(C)
-----------------------------      ----      ---------        -----------     ------------------   ------------------
Ross Blechman
    Chairman of the Board,
    President and Chief
    Executive Officer............  1998   $      428,305    $     300,200       $      31,462         $     1,365
                                   1997          412,869          224,680              32,693               1,365
                                   1996          403,077          324,950              18,650               1,365

Brian Blechman
    Executive Vice President
    and Treasurer................  1998          428,305          300,200              22,275               1,660
                                   1997          412,869          224,680              24,102               1,660
                                   1996          403,077          324,950              19,607               1,660

Dean Blechman
    Executive Vice President.....  1998          428,305          300,200              23,162               1,073
                                   1997          412,869          224,680              23,746               1,073
                                   1996          403,077          324,950              26,531               1,073

Neil Blechman
    Executive Vice President
    and Secretary................  1998          428,305          300,200              25,709               1,660
                                   1997          412,869          224,680              28,520               1,660
                                   1996          403,077          324,950              23,294               1,660

Steve Blechman
    Executive Vice President.....  1998          428,305          300,200              22,714               1,365
                                   1997          412,869          224,680              25,784               1,365
                                   1996          403,077          324,950              28,653               1,365

---------------

(a) A description of the Company's bonus arrangements is contained below under "-- Employment Agreements."

(b) For fiscal year 1996, includes (i) payment of premiums for executive medical insurance policies; (ii) matching contributions under Twin's 401(k) plan;
    (iii) automobile allowances; and (iv) payment of premiums for TLI's cafeteria benefits program and Twin's successor cafeteria benefits program, for each of the Blechman Brothers. For fiscal years 1997 and 1998, includes
    (i) payment of premiums for executive medical insurance policies; (ii) matching contributions under Twin's 401(k) plan; (iii) automobile allowances; and (iv) payment of premiums for Twin's cafeteria benefits program and Twin's successor cafeteria benefits program, for each of the Blechman Brothers.

(c) For fiscal years 1996, 1997 and 1998, represents the payment of premiums for term life insurance policies for each of the Blechman Brothers.

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

     In May 1996, the Company and Twin entered into non-competition agreements with each of the Blechman Brothers and Stephen Welling (collectively, the "Senior Executive Officers") and the Consultants (each a "Non-Competition Agreement"). The term of the Non-Competition Agreement of each of the Blechman Brothers and of each of the Consultants and Stephen Welling is five years and three years, respectively. The Non-Competition Agreement generally prevents the individual from participating in any manner in the management, operation and/or ownership of any entity which is engaged in similar lines of business to those of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1998, the Company's Compensation Committee consisted of Ross Blechman, John Danhakl, Jennifer Holden Dunbar (until Ms. Holden Dunbar's resignation in July 1998 as a director of the Company and as a member of the Compensation Committee) and Jonathan Sokoloff. In addition to being a director and executive officer of the Company, Mr. Blechman is also Chairman of the Board, President, Chief Executive Officer and Director of Twin and an Executive Vice President and Director of ARP. Messrs. Sokoloff and Danhakl are also directors of Twin and ARP. Ms. Holden Dunbar was a director of Twin and ARP until her resignation in July 1998. See "Certain Relationships and Related Transactions" for a description of certain transactions involving the Company and the members of the Compensation Committee or entities controlled by such individuals.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Compensation Committee, reviews and approves the compensation of executives of the Company and such other employees of the Company as assigned thereto by the Board and makes recommendations to the Board with respect to standards for setting compensation levels. In 1998, the Company's Compensation Committee consisted of Ross Blechman, John Danhakl, Jennifer Holden Dunbar (until Ms. Holden Dunbar's resignation in July 1998 as a director of the Company and as a member of the Compensation Committee) and Jonathan Sokoloff. The Compensation Committee adopted the Report on Executive Compensation set forth below.

     The Company does not presently have a stock option committee. The functions customarily performed by a stock option committee are performed by the Board of Directors as a whole.

REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation for fiscal 1998 consisted of two primary components: base salary and bonus. The level of each executive officer's base salary and bonus is established in such officer's employment agreement, which agreements were entered into in May, 1996. See " -- Employment Agreements."

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

     Base Salary. The base salary of each of the Senior Executive Officers in fiscal 1998 was paid in accordance with the terms of their respective employment agreements. Such base salary is subject to annual adjustment for inflation.

     Bonuses. The Compensation Committee believes that the awarding of annual bonuses provides an incentive and reward for short-term financial success and long-term Company growth. The bonus component of the long-term employment agreements of each of the Senior Executive Officers is intended to link compensation in significant part to the Company's financial performance and the attainment of Company goals. The bonus earned by each of the Senior Executive Officers was calculated in accordance with a formula set forth in the relevant officer's employment agreement and entitles such individual to a bonus calculated as a percentage of base salary based on annual increases in EBITDA realized by Twin or the Division, as applicable, for each fiscal year. See
" -- Employment Agreements."

     Stock Incentive Plans. The Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan") provides for the issuance of a total of up to 400,000 authorized and unissued shares of Common Stock as awards in the form of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance shares. No individuals who are directors of the Company (including the Blechman Brothers) are eligible to receive awards under the 1996 Plan. Prior to the consummation of the Company's initial public offering in 1996 (the "IPO"), Stephen L. Welling was awarded 8,000 nonqualified stock options under the 1996 Plan, such options having an exercise price equal to $12.00, the IPO price. In 1998, certain employees of the Company were awarded an aggregate of 214,000 nonqualified stock options with exercise prices of $29.375 per share. Such options become exercisable over five years from the date of grant at the rate of 20% of the grant each year.

     The Twinlab Corporation 1998 Stock Incentive Plan provides for the issuance of a total of up to 1,000,000 authorized and unissued shares of Common Stock in the form of: (i) incentive stock options, (ii) non-qualified stock options,
(iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) dividend equivalent rights and (vii) other stock based awards. Awards may be made to such officers and other employees of the Company and its subsidiaries (including employees who are directors and prospective employees who become employees), and to such consultants to the Company and its subsidiaries as the Compensation Committee shall in its discretion select. In 1998, an employee of the Company was awarded a nonqualified stock option to purchase 50,000 shares of Common Stock at an exercise price of $25.00 per share. Such option becomes exercisable over five years from the date of grant at the rate of 20% of the grant each year.

     Profit Sharing Plan. Prior to July 1, 1996, Twin sponsored an employee profit sharing and savings plan (the "Twin Plan") and Natur-Pharma Inc. sponsored an Employee Savings and Investment Plan (the "NP Plan"), which covered all of Twin's and Natur-Pharma Inc.'s eligible employees, respectively. Executive officers of Twin and Natur-Pharma Inc. participated in the Twin Plan and NP Plan, respectively, on the same terms as other employees. Effective July 1, 1996, the Twin Plan was amended and restated and merged with the NP Plan to form the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan"). Eligible employees, including executive officers of the Company and Twin, may contribute up to 15% of their annual compensation to the 401(k) Plan, subject to certain limitations, and Twin will match 50% of such contributions.

     Compensation of the Chief Executive Officer. The compensation package of Mr. Ross Blechman, the Company's President and Chief Executive Officer, like that of the other Senior Executive Officers, primarily consists of base salary and bonus components. The levels of base salary and bonus, as well as the factors considered in determining such levels, are established by Mr. Blechman's Employment Agreement and are identical to those of the other Blechman Brothers. In 1998, Ross Blechman earned a base salary of $428,305 and a bonus of $300,200. In addition, pursuant to his employment agreement, Mr. Blechman receives certain other customary perquisites and benefits. As of April 27, 1999, Ross Blechman beneficially owned 1,660,497 shares, or 5.1%, of the Company's Common Stock. See " -- Security Ownership of Certain Beneficial Owners and Management."

                                          Ross Blechman
                                          John G. Danhakl
                                          Jonathan D. Sokoloff

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

                                                   TWINLAB CORPORATION         NASDAQ HEALTH INDEX       NASDAQ COMPOSITE - U.S.
                                                   -------------------         -------------------       -----------------------
'Nov 15 96'                                              100.00                      100.00                      100.00
'Dec 96'                                                 101.06                      102.79                      102.32
'Mar 97'                                                 112.50                       95.97                       90.97
'Jun 97'                                                 200.00                      107.12                      114.74
'Sept 97'                                                170.63                      110.55                      134.48
'Dec 97'                                                 206.25                      104.75                      125.84
'Mar 98'                                                 337.50                      114.89                      146.97
'Jun 98'                                                 364.06                      104.27                      150.98
'Sept 98'                                                213.54                       78.36                      136.38
'Dec 98'                                                 109.38                       88.75                      176.96

     The comparisons in the table and on the graph above are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of April 27, 1999, concerning the Common Stock of the Company beneficially owned (i) by each director of the Company, (ii) by the Named Executive Officers and all executive officers and directors as a group, and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                             PERCENT OF
                                                              NUMBER OF        SHARES
            NAME AND ADDRESS OF BENEFICIAL OWNER              SHARES(A)    OUTSTANDING (A)
            ------------------------------------              ---------    ---------------
Green Equity Investors II, L.P.
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025.....................................   4,879,999        14.9
John G. Danhakl (b)
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025.....................................   4,879,999        14.9
Jonathan D. Sokoloff (b)
  c/o Leonard Green & Partners, L.P.
  11111 Santa Monica Boulevard, Suite 2000
  Los Angeles, CA 90025.....................................   4,879,999        14.9
Brian Blechman
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788.......................................   1,659,246         5.1
Dean Blechman (c)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788.......................................   1,660,080         5.1
Neil Blechman (d)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788.......................................   1,660,497         5.1
Ross Blechman (d)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788.......................................   1,660,497         5.1
Steve Blechman (c)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788.......................................   1,660,080         5.1
John McCusker (e)
  c/o Twin Laboratories
  150 Motor Parkway
  Hauppauge, NY 11788.......................................      11,500       *
Stephen Welling (f)
  c/o Twin Laboratories Inc.
  150 Motor Parkway
  Hauppauge, NY 11788.......................................      31,970       *
All executive officers and directors as a group (9
  persons)(g)...............................................  13,223,869        40.4

---------------
(a) Does not include an aggregate of 323,000 shares of Common Stock issuable upon exercise of outstanding stock options with a weighted average price of $23.02 per share.

(b) The shares shown as beneficially owned by Messrs. Danhakl and Sokoloff represent 4,879,999 shares owned of record by GEI. GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Leonard I. Green, Jonathan D. Sokoloff, John G. Danhakl, Peter
    J. Nolan and Gregory J. Annick, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock of TLC owned by GEI. As such, Messrs. Sokoloff and Danhakl may be deemed to have shared voting and investment power with respect to all shares held by GEI. However, such individuals disclaim beneficial ownership of the shares held by GEI.

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

(e) The shares shown as beneficially owned by Mr. McCusker include 10,000 shares subject to options exercisable within 60 days, but do not include 500 shares of Common Stock owned by Mr. McCusker's spouse, Brenda McCusker. Mr. McCusker disclaims beneficial ownership of such shares.

(f) The shares shown as beneficially owned by Mr. Welling include 3,200 shares subject to options exercisable within 60 days.

(g) Includes the shares referred to in Notes (b), (c), (d), (e) and (f) above.

  * Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with each of the Senior Executive Officers.

TRANSACTIONS WITH LGP

     LGP is the investment advisor to and an affiliate of the general partner of GEI, which owns 14.9% of the outstanding shares of Common Stock of the Company. Messrs. Danhakl and Sokoloff, stockholders and directors of the general partner of LGP, are directors of the Company and Twin. Ms. Holden Dunbar, a stockholder and general partner of LGP, was a director of the Company and Twin until her resignation in July 1998.

     The Company and Twin were parties to a Management Services Agreement with LGP pursuant to which LGP received an annual retainer fee of $400,000 plus reasonable expenses for providing certain management, consulting and financial planning services (the "LGP Management Fee"). The Company believes that the contacts and expertise provided by LGP in these areas enhanced the Company's opportunities and management's expertise in these matters and that the fees paid to LGP fairly reflect the value of the services provided by LGP. In 1998, the specialized consulting services provided by LGP overlapped to some extent with the role of Messrs. Danhakl and Sokoloff and Ms. Holden Dunbar as directors of the Company and Twin, for which they did not receive any additional compensation. See "Executive Compensation -- Director Compensation." The Management Services Agreement terminated in April 1998. Ms. Holden Dunbar resigned as a director of the Company in July 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          TWINLAB CORPORATION

                                          By:       /s/ ROSS BLECHMAN
                                            ------------------------------------
                                                       Ross Blechman
                                             Chairman, Chief Executive Officer
                                                        and President
Date:  April 30, 1999