Form 10-Q
period 1999-03-31
TWINLAB CORP
filed 1999-05-12
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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



                               YES /X/   NO / /


At April 30, 1999, the registrant had 32,705,049 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           MARCH 31, 1999     DECEMBER 31, 1998
                                                           --------------     -----------------
                                                            (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                   $  22,732           $  12,489
  Accounts receivable, net of allowance for bad
     debts of $533 at March 31, 1999 and $502 at
     December 31, 1998                                           53,394              60,254
  Inventories                                                    77,475              72,355
  Deferred tax assets                                             1,624               1,629
  Prepaid expenses and other current assets                       3,611               3,207
                                                              ---------           ---------
             Total current assets                               158,836             149,934

Property, plant and equipment, net                               35,793              29,551

Deferred tax assets                                              44,071              45,347

Other assets                                                     66,156              65,186
                                                              ---------           ---------
TOTAL                                                         $ 304,856           $ 290,018
                                                              =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                           $  15,590           $      80
  Accounts payable                                               21,679              30,959
  Accrued expenses and other current liabilities                 10,751              10,043
                                                              ---------           ---------
             Total current liabilities                           48,020              41,082
Long-term debt, less current portion                             50,938              43,451
                                                              ---------           ---------
             Total liabilities                                   98,958              84,533
                                                              ---------           ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                         --                  --
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 32,705,049 shares outstanding as of
     March 31, 1999 and December 31, 1998                        32,705              32,705
   Additional paid-in capital                                   289,327             289,327
   Accumulated deficit                                         (114,865)           (116,547)
   Treasury stock                                                (1,269)                  0
                                                              ---------           ---------
             Total shareholders' equity                         205,898             205,485
                                                              ---------           ---------
TOTAL                                                         $ 304,856           $ 290,018
                                                              =========           =========

                      TWINLAB CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                        1999              1998
                                                                     -----------       -----------
                                                                              (UNAUDITED)

NET SALES                                                              $ 71,463        $ 74,716
COST OF SALES                                                            36,493          36,655
                                                                       --------        --------
GROSS PROFIT                                                             34,970          38,061
OPERATING EXPENSES                                                       30,856          22,250
                                                                       --------        --------
INCOME FROM OPERATIONS                                                    4,114          15,811
OTHER (EXPENSE) INCOME:
  Interest income                                                           108             101
  Interest expense                                                       (1,436)         (3,108)
  Other                                                                       6             (71)
                                                                       --------        --------
                                                                         (1,322)         (3,078)
                                                                       --------        --------

INCOME BEFORE PROVISION FOR INCOME  TAXES                                 2,792          12,733
PROVISION FOR INCOME TAXES                                                1,110           4,472
                                                                       --------        --------
NET INCOME                                                             $  1,682        $  8,261
                                                                       ========        ========

BASIC INCOME PER SHARE                                                 $   0.05        $   0.29
                                                                       ========        ========
DILUTED INCOME PER SHARE                                               $   0.05        $   0.29
                                                                       ========        ========
Weighted average common shares used in
  computing basic income per share                                       32,697          28,471
                                                                       ========        ========
Weighted average common shares used in
  computing diluted income per share                                     32,697          28,523
                                                                       ========        ========

Pro forma relating to change in tax status:
  Historical income before provision for income taxes                                  $ 12,733
  Pro forma provision for income taxes                                                    4,996
                                                                                       --------
  Pro forma net income                                                                 $  7,737
                                                                                       ========

  Basic net income per share                                                           $   0.27
                                                                                       ========
  Diluted net income per share                                                         $   0.27
                                                                                       ========

                      TWINLAB CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (IN THOUSANDS OF DOLLARS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                1999               1998
                                                                              --------           --------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  1,682           $  8,261
  Adjustment to reconcile net income to net cash provided by
  Operating activities:
     Depreciation and amortization                                               1,538                744
     Bad debt expense                                                               31                  6
     Deferred income taxes                                                       1,281              1,456
     Changes in operating assets and liabilities:
       Accounts receivable                                                       6,829              5,878
       Inventories                                                              (5,120)           (12,568)
       Prepaid expenses and other current assets                                  (404)              (456)
       Accounts payable                                                         (9,280)             3,663
       Accrued expenses and other current liabilities                              708              4,457
                                                                              --------           --------
             Net cash (used in) provided by operating activities                (2,735)            11,441
                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                  (6,883)              (452)
  Increase in other assets                                                      (1,867)            (2,443)
                                                                              --------           --------

             Net cash (used in) provided by investing activities                (8,750)            (2,895)
                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                23,000                400
  Distributions to shareholders                                                     --               (789)
  Issuance of Common Stock                                                          --                 22
  Purchase of Treasury Stock                                                    (1,269)                --
  Payments of debt                                                                  (3)            (4,310)
  Principal payments of capital lease obligations                                   --                (36)
                                                                              --------           --------
             Net cash provided by(used in) financing activities                 21,728             (4,713)
                                                                              --------           --------

Net increase in cash and cash equivalents                                       10,243              3,833
Cash and cash equivalents at beginning of period                                12,489              4,212
                                                                              --------           --------
Cash and cash equivalents at end of period                                    $ 22,732           $  8,045
                                                                              ========           ========

Supplemental disclosures of cash flow information:
 Cash paid during the periods for:
      Interest                                                                $     54           $    375
                                                                              ========           ========
      Income taxes                                                            $    491           $  1,544
                                                                              ========           ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     1. BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of March 31, 1999, the results of their operations for the three months ended March 31, 1999 and 1998, and their cash flows for the three months ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab Corporation's December 31, 1998 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.

    2. CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

       The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis is as follows:


                                                         MARCH 31, 1999      DECEMBER 31, 1998
                                                         --------------      -----------------
CONDENSED BALANCE SHEETS

ASSETS
Cash                                                       $     327           $     323
Investment in subsidiaries                                   205,571             205,162
                                                           ---------           ---------
                                                           $ 205,898           $ 205,485
                                                           =========           =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value;2,000,000 shares
 authorized; none issued                                   $      --           $      --
Common stock, $1.00 par value; 75,000,000
  Shares authorized; 32,705,049 outstanding as of
  March 31, 1999 and December 31, 1998                        32,705              32,705
Additional paid-in capital                                   289,327             289,327
Accumulated deficit                                         (114,865)           (116,547)
Treasury stock                                                (1,269)                 --
                                                          ----------          ---------
                                                          $ 205,898           $ 205,485
                                                          ==========          =========

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                            1999            1998
                                                           ------          ------
CONDENSED STATEMENTS OF INCOME
    Equity interest in net income of subsidiaries          $1,707          $8,286
    Interest income                                             4               2
                                                           ------          ------
    Income before provision for income taxes                1,711           8,288
    Provision for income taxes                                 29              27
                                                           ------          ------
    Net income                                             $1,682          $8,261
                                                           ======          ======

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                  1999              1998
                                                                 -------           -------
CONDENSED STATEMENTS OF CASH FLOW
  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                 $ 1,682           $ 8,261
                                                                 -------           -------
  CASH FLOWS FROM INVESTING ACTIVITIES
      Equity investments in subsidiaries                            (409)           (8,281)
                                                                 -------           -------
  CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of stock options                         --                22
      Purchase of treasury stock                                  (1,269)               --
                                                                 -------           -------
    Net cash provided by (used in) financing activities           (1,269)               22
                                                                 -------           -------
  Net increase in cash                                                 4                 2
  Cash at beginning of period                                        323               169
                                                                 -------           -------
  Cash at end of period                                          $   327           $   171
                                                                 =======           =======

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

Summarized unaudited financial information as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 is as follows:


                                                                                    BRONSON          HEALTH
                                                               CHANGES           LABORATORIES        FACTORS           PR
AS OF MARCH 31, 1999:            TWIN            ARP        INTERNATIONAL            INC.              INC.         NUTRITION
---------------------          --------        ------       -------------        ------------        -------        ---------
Current assets                 $158,509        $1,770         $11,056               $ 8,563          $ 4,190          $4,697
Noncurrent assets               146,020           184          12,273                39,050            7,422             400
Current liabilities              49,792           646           4,713                 2,037              124           2,909
Noncurrent liabilities           50,938            --              --                    --               --              --
Shareholder's equity            203,799         1,308          18,616                45,576           11,488           2,188


                                                                          BRONSON      HEALTH
                                                         CHANGES       LABORATORIES    FACTORS           PR
AS OF DECEMBER 31,1998:         TWIN         ARP      INTERNATIONAL         INC.         INC.         NUTRITION
---------------------         --------     ------     -------------    ------------    -------        ---------
Current assets               $ 149,611    $ 1,571      $   9,008         $  7,279      $ 4,295     $  3,373
Noncurrent assets              140,084        186         12,520           39,566        7,491          417
Current liabilities             44,152        470          3,575            1,417          356        1,916
Noncurrent liabilities          43,451         --             --               --           --           --
Shareholder's equity           202,092      1,287         17,953           45,428       11,430        1,874

                                                                                   BRONSON      HEALTH
                                                                  CHANGES       LABORATORIES    FACTORS           PR
THREE MONTHS ENDED MARCH 31, 1999:       TWIN        ARP       INTERNATIONAL         INC.         INC.         NUTRITION
---------------------------------      --------     ------     -------------    ------------    -------        ---------
Net sales                              $71,463      $1,215        $12,266         $4,330        $2,595         $5,278
Gross profit                            34,970         341         10,417          2,275           435          3,466
Net income                               1,707          21            663            148            58            314

                                                                  CHANGES           PR
THREE MONTHS ENDED MARCH 31, 1998:       TWIN        ARP       INTERNATIONAL     NUTRITION
---------------------------------      --------     ------     -------------     ---------
Net sales                              $ 74,716     $1,343        $12,566         $5,062
Gross profit                             38,061        345         10,250          3,532
Net income                                8,286        129            960          1,308

    3.   INVENTORIES

       Inventories consist of the following:

                                                        MARCH 31, 1999                  DECEMBER 31,1998
                                                        --------------                  ----------------
          Raw Materials                                   $  35,851                       $     36,257
          Work in Process                                    10,475                             11,337
          Finished Goods                                     31,149                             24,761
                                                           ---------                      ------------
                     Total                                $  77,475                       $     72,355
                                                          =========                       ============

       NET INCOME PER SHARE

        Basic net income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net income per common share was calculated based upon the weighted average number of common shares outstanding and includes the potential common shares for dilutive options outstanding during the respective periods.

        The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended March 31, 1999 and 1998 were 32,697,049 and 28,471,064, respectively.

        Additionally, for the diluted calculation, 51,943 of potential common shares were included for the three months ended March 31, 1998 representing the dilutive effect of the Company's stock options. There were no dilutive stock options for the three months ended March 31, 1999.

    5.   RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the three months ended March 31, 1999, and 1998, there were no items of comprehensive income as defined in the pronouncement.

        Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

    The Company operates through five primary business divisions: the TWINLAB division, the herbal supplements and teas division, the Changes International division, the Bronson division and the PR*Nutrition division. Products sold by the TWINLAB division include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the TWINLAB brand name. The herbal supplements and teas division produces and markets a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs and HealthCare Naturals brands and a full line of herb teas marketed under the Alvita brand. The Company's network marketing activities are conducted through Changes International, which was acquired by the Company in November 1997. The Bronson division, acquired effective April 30, 1998, markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog, and produces and markets a line of vitamins and supplements for sale exclusively to United States military commissaries and also manufactures, through Health Factors, private label vitamins and supplements for a number of other companies on a contract marketing basis. The PR*Nutrition division markets nutritionally enhanced food bars marketed under the PR*Bar and Ironman Triathlon trademarks. The Company's publishing activities are conducted through ARP.

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


                                                                 THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------
                                                            1999                             1998
                                                            ----                             ----
         Net Sales:                                                 (DOLLARS IN MILLIONS)
         TWINLAB Division                           $36.8             51.5%           $30.8           41.2%
         Herbal Supplements and
         Teas Division                               9.1              12.8             25.0           33.6
         Changes International Division              12.3             17.1             12.6           16.8
         Bronson Division                            6.9               9.7             ----           ----
         PR*Nutrition Division                       5.3               7.4             5.1             6.8
         Publishing Division                         1.1               1.5             1.2             1.6
                                                     ---               ---             ---             ---
         Net Sales                                   71.5             100.0            74.7           100.0
         Gross Profit                                35.0             48.9             38.1           50.9
         Operating Expenses                          30.9             43.2             22.3           29.8
                                                     ----             ----             ----           ----
         Income From Operations                      $4.1             5.8%            $15.8           21.2%
                                                     ====             ====            =====           =====

    NET SALES: Net sales for the three months ended March 31, 1999 were $71.5 million, a decrease of $3.2 million, or 4.4%, as compared to net sales of $74.7 million for the three months ended March 31, 1998. Net sales at the TWINLAB division contributed $36.8 million, an increase of $6.0 million, or 19.3% as compared to $30.8 million for the three months ended March 31, 1998. The increase in net sales was primarily due to an increase in vitamins, sports nutrition and special formula product sales. Sales of herbal supplements and teas contributed $9.1 million, a decrease of $15.9 million or 63.6 % as compared to $25.0 million for the three months ended March 31, 1998. The herbal supplements and tea division experienced strong demand in the first quarter of 1998 for herbal products such as St. John's Wort. The Changes International division contributed $12.3 million to net sales for the three months ended March 31, 1999 as compared to $12.6 million in the three months ended March 31, 1998. The Bronson division, which was acquired effective April 30, 1998, contributed $6.9 million to net sales for the three months ended March 31, 1999. The PR Nutrition division contributed $5.3 million, an increase of 4.3% compared to $5.1 million for the three months ended March 31, 1998. Publishing activities contributed $1.1 million as compared to $1.2 million for the three months ended
    March 31, 1998.


    GROSS PROFIT: Gross profit for the three months ended March 31, 1999 was $35.0 million, which represented a decrease of $3.1 million, or 8.1%, as compared to $38.1 million for the three months ended March 31, 1998. Gross profit margin was 48.9% for the three months ended March 31, 1999, as compared to 50.9% for the three months ended March 31, 1998. The overall decrease in gross profit dollars was primarily attributable to the Company's lower sales volume for the three months ended March 31, 1999. The decrease in gross profit margin for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998 was due primarily to the write off and disposal of approximately $1.2 million in product labels which were made obsolete by new federal regulations.

    OPERATING EXPENSES: Operating expenses were $30.9 million for the three months ended March 31, 1999, representing an increase of $8.6 million, or 38.7%, as compared to $22.3 million for the three months ended March 31, 1998. As a percent of net sales, operating expenses increased from 29.8% for the three months ended March 31, 1998 to 43.2% for the three months ended March 31, 1999. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses comprised primarily of an increase in the Company's advertising expenses, and higher general and administrative expenses as a result of the Company adding to its infrastructure.

    INCOME FROM OPERATIONS: Income from operations was $4.1 million for the three months ended March 31, 1999, representing a decrease of $11.7 million, or 74.0%, as compared to $15.8 million for the three months ended March 31, 1998. Income from operations margin decreased to 5.8% of net sales for the three months ended March 31, 1999, as compared to 21.2 % of net sales for the three months ended March 31, 1998. The decrease in income from operations and income from operations margin was primarily due to higher operating expenses as well as the Company's lower sales and gross margins. Income from operations was impacted by one-time charges in the three months ended March 31, 1999, consisting of a $1.2 million charge relating to the write-off of label inventory and a $0.5 million in accrued severance compensation.


    OTHER EXPENSE: Other expense was $1.3 million for the three months ended March 31, 1999, as compared to $3.1 million for the three months ended March 31, 1998. The net decrease of $1.8 million is primarily due to decreased interest expense of $1.7 million, primarily as a result of reduced debt levels and increased cash balances.

    LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 1999, cash used in operating activities was $2.7 million, as compared to cash provided by operating activities of $11.4 million for the three months ended March 31, 1998.

    Capital expenditures were $6.9 million and $.5 million for the three months ended March 31, 1999 and 1998, respectively. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency and include $3.1 million for the expansion of the Utah facility. Capital expenditures are expected to be approximately $10.0 million during 1999, of which approximately $5.0 million is being used to complete the expansion of the Utah facility and the remainder for the purchase of production equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year.

    Net cash provided by financing activities was $21.8 million for the three months ended March 31, 1999 and resulted primarily from borrowings under the Company's Revolving Credit Facility ($15 million) and mortgage financing of the Utah plant expansion ($8 million).

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

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under the existing $50 million Revolving Credit Facility. As of March 31, 1999, approximately $35 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

    On February 25, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. The Company has obtained the required waivers under its $50 million Revolving Credit Agreement to engage in purchases and intends to use funds available under the agreement and internally generated cash to purchase such shares. The Company may purchase Common Stock from time to time in the open market and in individually negotiated transactions. The amount and timing of any purchase will be dependent upon a number of factors, including the price and availability of the Company's shares and general market conditions. As of March 31, 1999, the Company had purchased 150,000 shares at a total cost of $1.3 million pursuant to this authorization. As of May 10, 1999 a total of 845,000 shares had been purchased at a total cost of $7.8 million.

    One of the Company's business strategies is to pursue acquisition opportunities that complement or extend its existing products or product lines, or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. As of March 31, 1999 up to $35.0 million of borrowings under the Revolving Credit Facility was available to fund acquisitions. There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

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

    The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company has surveyed, and continues to communicate with, customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this ongoing information exchange, the Company believes it has identified any existing risks to be addressed. At this time, the Company believes that any risks are minimal and it believes that its systems are substantially Year 2000 compliant. Management has initiated a Company-wide program to prepare the Company's internal computer systems for Year 2000 compliance by August 1, 1999. The Company expects to incur internal staff costs as well as other expenses necessary during the course of such compliance efforts and the Company expects to both replace some systems and upgrade others. The total cost of their effort is estimated to be in the range of $150,000 - $250,000. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with which the Company transacts business to adequately address their internal Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

    CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. For further details and discussion of these risks and uncertainties see Twinlab Corporation's SEC filings including, but not limited to, its annual report on Form 10-K. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company does not undertake to publicly update or revise any of its forward looking statements even if experience or future changes show that the indicated results or events will not be realized.

                                     PART II
                                OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDING

In December 1998, two shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. Plaintiffs' motion to consolidate these lawsuits and all subsequent lawsuits relating to the same issues has been granted. On February 25, 1999, plaintiffs' co-lead counsel announced that it would amend the complaints to enlarge the class of plaintiffs suing the Company to include all buyers of the Company's stock from March 17, 1998 through February 24, 1999.

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

In the first quarter of 1999, a series of separate shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company, and certain of its officers and directors. These lawsuits have not yet been served on the Company. The plaintiffs generally allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs suing the Company in these actions is generally all buyers of the Company's stock from April 28, 1998 through February 24, 1999. It is expected that these lawsuits will be consolidated with the previously filed shareholder class actions.

The Company intends to vigorously defend itself against these securities law litigations. It is premature, however, to determine the effect, if any, such actions may have on the Company's consolidated financial position, results of operations or liquidity.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27 Financial Data Schedule

(b)      Report on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            TWINLAB CORPORATION




                            By: /s/ Ross Blechman
                                -------------------------------------------
                                Ross Blechman
                                Chairman, President and Chief Executive Officer




                            By: /s/ John McCusker
                                -------------------------------------------
                                John McCusker
                                Chief Financial Officer



DATED:  May 12, 1999
        --------------------