Form 10-Q
period 1999-06-30
TWINLAB CORP
filed 1999-08-13
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


                         YES  X             NO




At July 31, 1999, the registrant had 31,860,049 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                             JUNE 30, 1999         DECEMBER 31, 1998
                                                                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                                      $  14,921                $  12,489
  Accounts receivable, net of allowance for bad
     debts of $537 at June 30, 1999 and $502 at
     December 31, 1998                                                                              46,758                   60,254
  Inventories                                                                                       72,748                   72,355
  Deferred tax assets                                                                                2,079                    1,629
  Prepaid expenses and other current assets                                                          3,725                    3,207
                                                                                                 ---------                ---------
             Total current assets                                                                  140,231                  149,934

Property, plant and equipment, net                                                                  42,645                   29,551

Deferred tax assets                                                                                 42,841                   45,347

Other assets                                                                                        60,153                   65,186
                                                                                                 ---------                ---------
TOTAL                                                                                            $ 285,870                $ 290,018
                                                                                                 =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                                              $  10,525                $      80
  Accounts payable                                                                                  16,606                   30,959
  Accrued expenses and other current liabilities                                                     6,682                   10,043
                                                                                                 ---------                ---------
             Total current liabilities                                                              33,813                   41,082
Long-term debt, less current portion                                                                50,849                   43,451
                                                                                                 ---------                ---------
             Total liabilities                                                                      84,662                   84,533
                                                                                                 ---------                ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                                                            --                       --
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 32,705,049 shares outstanding as of
     June 30, 1999 and December 31, 1998                                                            32,705                   32,705
  Additional paid-in capital                                                                       289,327                  289,327
  Accumulated deficit                                                                             (113,061)                (116,547)
   Treasury stock; 845,000 shares                                                                   (7,763)                      --
                                                                                                 ---------                ---------
             Total shareholders' equity                                                            201,208                  205,485
                                                                                                 ---------                ---------
TOTAL                                                                                            $ 285,870                $ 290,018
                                                                                                 =========                =========


                      TWINLAB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,

                                                                           1999            1998            1999               1998
                                                                          -----            ----            ----               ----
                                                                                (UNAUDITED)                     (UNAUDITED)
NET SALES                                                              $  74,229        $  83,336        $ 145,692        $ 158,052
COST OF SALES                                                             37,111           40,160           73,604           76,815
                                                                       ---------        ---------        ---------        ---------
GROSS PROFIT                                                              37,118           43,176           72,088           81,237
OPERATING EXPENSES                                                        32,789           27,194           63,645           49,444
                                                                       ---------        ---------        ---------        ---------
INCOME FROM OPERATIONS                                                     4,329           15,982            8,443           31,793
                                                                       ---------        ---------        ---------        ---------
OTHER (EXPENSE) INCOME:
  Interest income                                                            109              825              217              926
  Interest expense                                                        (1,540)          (2,260)          (2,976)          (5,368)
  Other                                                                        6               16               12              (55)
                                                                       ----------       ---------        ---------        ---------
                                                                          (1,425)          (1,419)          (2,747)          (4,497)
                                                                       ---------        ---------        ---------        ---------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                                  2,904           14,563            5,696           27,296
PROVISION FOR INCOME TAXES                                                 1,100            5,094            2,210            9,566
                                                                       ---------        ---------        ---------        ---------
INCOME BEFORE EXTRAORDINARY ITEM                                           1,804            9,469            3,486           17,730

EXTRAORDINARY ITEM, NET OF $1,816
 PROVISION FOR INCOME TAXES                                                   --           (2,865)              --           (2,865)
                                                                       ---------        ---------        ---------        ---------

NET INCOME                                                             $   1,804        $   6,604        $   3,486        $  14,865
                                                                       =========        =========        =========        =========

BASIC INCOME PER SHARE
Income Before Extraordinary Item                                       $    0.06        $    0.30        $    0.11        $    0.59
Extraordinary Item                                                            --            (0.09)              --            (0.09)
                                                                       ---------        ---------        ---------        ---------
Net Income                                                             $    0.06        $    0.21        $    0.11        $    0.50
                                                                       =========        =========        =========        =========

DILUTED INCOME PER SHARE
Income Before Extraordinary Item                                       $    0.06        $    0.29        $    0.11        $    0.58
Extraordinary Item                                                            --            (0.09)              --            (0.09)
                                                                       ---------        ---------        ---------        ---------
Net Income                                                             $    0.06        $    0.20        $    0.11        $    0.49
                                                                       =========        =========        =========        =========

Weighted Average Common Shares
 Used In Computing Basic Income Per Share                                 31,914           32,031           32,303           30,261
                                                                       =========        =========        =========        =========
Weighted Average Common Shares
 Used In Computing Diluted Income Per Share                               31,944           32,327           32,319           30,435
                                                                       =========        =========        =========        =========

PRO FORMA RELATING TO CHANGE IN TAX STATUS:
Historical income before provision for income                                           $  14,563                         $  27,296
  Taxes and extraordinary item                                                              5,660                            10,656
                                                                                         ---------                        ---------
Pro forma provision for income taxes
Pro forma income before extraordinary item per share                                        8,903                            16,640
Extraordinary  item                                                                        (2,865)                           (2,865)
                                                                                         ---------                        ---------
Pro forma net income                                                                    $   6,038                         $  13,775
                                                                                         =========                        =========

Basic income before extraordinary item per share                                         $    0.28                        $    0.55
                                                                                         =========                        =========
Diluted income before extraordinary item per share                                       $    0.28                        $    0.55
                                                                                         =========                        =========
Basic net income per share                                                               $    0.19                        $    0.46
                                                                                         =========                        =========
Diluted net income per share                                                             $    0.19                        $    0.45
                                                                                         =========                        =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)



                                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                                          1999                  1998
                                                                                                          ----                  ----
                                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                           $   3,486          $  14,865
  Adjustment to reconcile net income to net cash provided by operating activities:
     Extraordinary item                                                                                       --              2,865
     Depreciation and amortization                                                                         3,279              1,957
     Bad debt expense                                                                                         35                 22
     Deferred income taxes                                                                                 2,056              1,933
     Changes in operating assets and liabilities:
       Accounts receivable                                                                                13,461              6,912
       Inventories                                                                                          (393)           (15,317)
       Prepaid expenses and other current assets                                                            (518)            (1,356)
       Accounts payable                                                                                  (14,353)            (1,003)
       Accrued expenses and other current liabilities                                                     (3,361)               283
                                                                                                       ---------          ---------

             Net cash provided by operating activities                                                     3,692             11,161
                                                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                                                                        --            (56,105)
  Acquisition of property, plant and equipment                                                           (10,087)            (4,899)
  Increase in other assets                                                                                (1,253)            (6,552)
                                                                                                       ---------          ---------

             Net cash used in investing activities                                                       (11,340)           (67,556)
                                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings under revolving credit facility                                                         10,000                 --
   Proceeds from issuance of debt                                                                          8,000                700
   Payments of debt                                                                                         (157)           (14,102)
   Purchase of treasury stock                                                                             (7,763)                --
   Net proceeds from second common stock offering                                                             --            147,506
   Redemption of senior subordinated notes and related
      premium                                                                                                 --            (38,325)
   Distributions to shareholders                                                                              --             (2,351)
  Proceeds from exercise of stock options                                                                     --                 75
  Principal payments of capital lease obligations                                                             --                (77)
                                                                                                       ---------          ---------

             Net cash provided by financing activities                                                    10,080             93,426
                                                                                                       ---------          ---------

Net increase in cash and cash equivalents                                                                  2,432             37,031
Cash and cash equivalents at beginning of period                                                          12,489              4,212
                                                                                                       ---------          ---------
Cash and cash equivalents at end of period                                                             $  14,921          $  41,243
                                                                                                       =========          =========

     Supplemental disclosures of cash flow information: Cash paid during the periods for:
          Interest                                                                                     $   2,674          $   4,796
                                                                                                       =========          =========
          Income taxes                                                                                 $   2,079          $   8,996
                                                                                                       =========          =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of June 30, 1999, the results of its operations for the three months and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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



2.       CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

         The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by any of its subsidiaries except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis is as follows:



                                                                                             JUNE 30, 1999         DECEMBER 31, 1998
                                                                                             -------------         -----------------
CONDENSED BALANCE SHEETS

ASSETS
Cash                                                                                             $     331                $     323
Investment in subsidiaries                                                                         200,877                  205,162
                                                                                                 ---------                ---------
                                                                                                 $ 201,208                $ 205,485
                                                                                                 =========                =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares
  authorized; none issued                                                                        $      --                $      --
Common stock, $1.00 par value; 75,000,000
  shares authorized; 32,705,049 outstanding as
  of June 30, 1999 and December 31, 1998                                                            32,705                   32,705
Additional paid-in capital                                                                         289,327                  289,327
Accumulated deficit                                                                               (113,061)                (116,547)
Treasury stock; 845,000 shares                                                                      (7,763)                      --
                                                                                                 ---------                ---------
                                                                                                 $ 201,208                $ 205,485
                                                                                                 =========                =========

                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         1999           1998           1999           1998
                                                      -------        -------        -------        -------
CONDENSED STATEMENTS OF INCOME
  Equity interest in net income of subsidiaries       $ 1,833        $ 6,136        $ 3,540        $14,422
   Operating expenses                                     (96)            --            (96)            --
  Interest income                                           4            725              8            727
                                                      -------        -------        -------        -------
  Income before provision for income taxes              1,741          6,861          3,452         15,149
  Provision for (benefit from) income taxes               (63)           257            (34)           284
                                                      -------        -------        -------        -------
  Net income                                          $ 1,804        $ 6,604        $ 3,486        $14,865
                                                      =======        =======        =======        =======


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                     1999             1998
                                                                ---------        ---------
CONDENSED STATEMENTS OF CASH FLOW
  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                $   3,486        $  14,865
                                                                ---------        ---------
  CASH FLOWS FROM INVESTING ACTIVITIES
      Equity investments in subsidiaries                            4,285         (129,871)
                                                                ---------        ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
       Purchase of treasury stock                                  (7,763)            --
      Net proceeds from second common stock offering                 --            147,506
      Proceeds from the exercise of stock options                    --                 75
                                                                ---------        ---------
      Net cash (used in) provided by financing activities          (7,763)         147,581
                                                                ---------        ---------

  Net increase in cash and cash equivalents                             8           32,575
  Cash and cash equivalents at beginning of period                    323              169
                                                                ---------        ---------
  Cash and cash equivalents at end of period                    $     331        $  32,744
                                                                =========        =========


Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International of Fort Walton Beach, Inc. ("Changes"), Bronson Laboratories, Inc. and Health Factors International, Inc., both of which form the Bronson Group ("Bronson") and PR Nutrition, Inc.("PR"), are indirect wholly owned subsidiaries of Twinlab. Twinlab, ARP, Changes, Bronson and PR are guarantors of the senior subordinated notes of Twin.

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

Summarized unaudited financial information as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                                           BRONSON       HEALTH
                                                         CHANGES        LABORATORIES     FACTORS         PR
AS OF JUNE 30, 1999:          TWIN            ARP     INTERNATIONAL         INC.           INC.       NUTRITION
--------------------          ----            ---     -------------         ----           ----       ---------
Current assets             $ 144,655        $1,491      $ 12,337         $  9,034       $ 5,389       $ 5,033
Noncurrent assets            145,639           184        12,031           38,705         7,333           238
Current liabilities           33,813           459         5,208            1,844         1,044         2,278
Noncurrent liabilities        50,849          --            --               --            --            --
Shareholder's equity         205,632         1,216        19,160           45,895        11,678         2,993

                                                                               BRONSON        HEALTH
                                                            CHANGES          LABORATORIES     FACTORS         PR
AS OF DECEMBER 31, 1998:       TWIN             ARP      INTERNATIONAL           INC.           INC.       NUTRITION
------------------------       ----             ---      -------------           ----           ----       ---------
Current assets               $149,611       $  1,571       $  9,008           $  7,279       $  4,295       $  3,373
Noncurrent assets             140,084            186         12,520             39,566          7,491            417
Current liabilities            44,152            470          3,575              1,417            356          1,916
Noncurrent liabilities         43,451           --             --                 --             --             --
Shareholder's equity          202,092          1,287         17,953             45,428         11,430          1,874

THREE MONTHS ENDED JUNE 30, 1999:

                                                                        BRONSON        HEALTH
                                                     CHANGES          LABORATORIES     FACTORS         PR
                          TWIN           ARP       INTERNATIONAL           INC.          INC.       NUTRITION
                          ----           ---       -------------           ----          ----       ---------
Net sales               $74,229       $ 1,182        $12,933            $ 3,790       $ 3,865       $ 5,047
Gross profit             37,118           203         10,926              2,210           662         3,274
Net income (loss)         1,833           (92)           544                319           190           805


THREE MONTHS ENDED JUNE 30, 1998:

                                                                BRONSON           HEALTH
                                               CHANGES        LABORATORIES        FACTORS         PR
                     TWIN           ARP     INTERNATIONAL          INC.             INC.       NUTRITION
                     ----           ---     -------------          ----             ----       ---------
Net Sales          $83,336       $ 1,235       $13,482          $ 2,755          $ 1,811       $ 5,713
Gross Profit        43,176           329        11,274            1,508              456         3,994
Net Income           6,136           109         1,124              210              158         1,411


SIX MONTHS ENDED JUNE 30, 1999:

                                                                      BRONSON        HEALTH
                                                      CHANGES       LABORATORIES     FACTORS           PR
                           TWIN            ARP      INTERNATIONAL         INC.         INC.         NUTRITION
                           ----            ---      -------------         ----         ----         ---------
Net sales               $145,692       $  2,397        $ 25,199       $  8,120       $  7,459       $ 10,325
Gross profit              72,088            544          21,343          4,485          1,097          6,740
Net income (loss)          3,540            (71)          1,207            467            248          1,119


SIX MONTHS ENDED JUNE 30, 1998:

                                                                  BRONSON         HEALTH
                                                 CHANGES        LABORATORIES      FACTORS            PR
                      TWIN            ARP      INTERNATIONAL         INC.           INC.          NUTRITION
                      ----            ---      -------------         ----           ----          ---------
Net sales          $158,052       $  2,578       $ 26,048         $  2,755       $  1,811         $ 10,775
Gross profit         81,237            674         21,524            1,508            456            7,526
Net income           14,422            238          2,084              210            158            2,719


3.       INVENTORIES

         Inventories consist of the following:

                                                                   JUNE 30, 1999               DECEMBER 31,1998
                                                                   -------------               ----------------
                  Raw Materials                                    $     36,085                   $     36,257
                  Work in Process                                         7,945                         11,337
                  Finished Goods                                         28,718                         24,761
                                                                   ------------                   ------------
                             Total                                 $     72,748                   $     72,355
                                                                   ============                   ============

4.     ACQUISITION

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


       The following unaudited pro forma information assumes that the acquisition of Bronson had occurred as of January 1, 1998, including the impact of the amortization expense associated with intangible assets acquired, and related income tax effects. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the acquisition, in fact, occurred on January 1, 1998.


                                                                  SIX MONTHS ENDED JUNE 30, 1998
                                                                  ------------------------------
                    Net sales                                               $  168,069
                    Income before extraordinary item                        $   18,977
                    Basic and diluted income before
                    extraordinary item per share                            $     0.61
                    Diluted weighted average shares
                      outstanding (in thousands)                                31,302


5.     NET INCOME PER SHARE

       Basic net income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net income per common share was calculated based upon the weighted average number of common shares outstanding and includes potential common shares for dilutive options outstanding during the respective periods.

       The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended June 30, 1999 and 1998 were 31,914,000 and 32,031,000, respectively, and for the six months ended June 30, 1999 and 1998 were 32,303,000 and 30,261,000, respectively.

       Additionally, for the diluted calculation, 30,000 and 296,000 of potential common shares were included for the three months ended June 30, 1999 and 1998, respectively and 16,000 and 174,000 were included for the six months ended June 30, 1999 and 1998, respectively.

6.     STOCK PLAN

       On June 17, 1999, the shareholders of the Company approved the Twinlab Corporation 1999 Stock Incentive Plan for Outside Directors (the "Stock Plan"). The Stock Plan provides for the granting of up to an aggregate of 65,000 shares of common stock, subject to adjustment in the event of certain capital changes as defined in the Stock Plan. Shares issued under the Stock Plan may either be authorized but unissued shares of common stock or treasury shares of common stock. The Stock Plan provides for the grant to participants of nonqualified stock options ("Options") and restricted shares of common stock ("Restricted Stock", and collectively with options, "Awards"). Awards will be granted each year as of the day following the day the Company's annual meeting takes place to individuals who qualify as participants as of such date.

7.      RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the three and six months ended June 30, 1999 and 1998, there were no items of comprehensive income as defined in the pronouncement.

        Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is not expected to have a material impact on the Company's financial statements.


8.      OPERATING SEGMENTS

        The Company has four reportable segments: TWINLAB division; Herbal Supplements and Teas division; Changes International division; and Bronson division. The Company manufactures and markets nutritional products, including a complete line of vitamins, herbs, nutraceuticals, antioxidants, fish and marine oils, and sports nutrition supplements through its Twinlab division; a full line of herbs, phytonutrients, and teas through its Herbal Supplements and Teas division; a line of specially formulated nutritional supplements through its Changes International division; and a line of vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson division.

        Segment information for the three and six months ended June 30, 1999 and 1998 was as follows:

                                             HERBAL
                                           SUPPLEMENTS     CHANGES
                               TWINLAB      AND TEAS     INTERNATIONAL     BRONSON                  INTERCOMPANY
                              DIVISION      DIVISION       DIVISION        DIVISION     OTHER (1)    ELIMINATION      TOTAL
                              --------      --------       --------        --------     ---------    -----------      -----
THREE MONTHS ENDED
JUNE 30, 1999
  Net sales from
  external Customers         $  40,639     $   8,017     $  12,933       $   6,537     $   6,103     $    --        $  74,229
  Intersegment net sales          --            --            --              --             126          (126)          --
  Income from operations           232         1,350           855             823         1,069             0          4,329
  Total assets                 161,389        67,568        24,368          59,179         7,278       (33,910)       285,870

THREE MONTHS ENDED
JUNE 30, 1998
  Net sales from
  external customers         $  39,734     $  18,775     $  13,482       $   4,565     $   6,780     $    --        $  83,336
  Intersegment net sales         1,194             6          --              --             168        (1,368)          --
  Income from operations         6,479         5,495         1,800             602         1,606          --           15,982
  Total assets                 141,621        49,278        19,745          59,719        37,916       (21,702)       286,577

SIX MONTHS ENDED
JUNE 30, 1999
  Net sales from
  external customers         $  77,426     $  17,145     $  25,199       $  13,462     $  12,460     $    --        $ 145,692
  Intersegment net sales            33         2,510          --              --             262        (2,805)          --
  Income from operations           127         3,636         1,911           1,156         1,613          --        $   8,443

SIX MONTHS ENDED
JUNE 30, 1998
  Net sales from
  external customers         $  70,554     $  43,863     $  26,048       $   4,565     $  13,022     $    --        $ 158,052
  Intersegment net sales         3,336             8          --              --             331        (3,675)          --
  Income from operations         9,955        14,761         3,343             602         3,132          --           31,793

[1] The "other" column includes corporate-related items and the results of two divisions, PR Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company markets nutritionally enhanced food bars and other nutritional products through PR Nutrition and publishes a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report. The Company operates through five primary business divisions: the TWINLAB division, the Herbal Supplements and Teas division, the Changes International division, the Bronson division and the PR*Nutrition division. Products sold by the TWINLAB division include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the TWINLAB brand name. The Herbal Supplements and Teas division produces and markets a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs and HealthCare Naturals brands and a full line of herb teas marketed under the Alvita brand. The Company's network marketing activities are conducted through Changes International. The Bronson division, acquired effective April 30, 1998, markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog, and also manufactures through Health Factors, private label vitamins and supplements for a number of other companies on a contract marketing basis. The PR* Nutrition division markets nutritionally enhanced food bars marketed under the PR*Bar and Ironman Triathlon trademarks. The Company's publishing activities are conducted through ARP.


                                           THREE MONTHS ENDED JUNE 30                       SIX MONTHS ENDED JUNE 30
                                           --------------------------                       ------------------------
                                        1999                      1998                   1999                      1998
                                        ----                      ----                   ----                      ----
                                                                    (DOLLARS IN MILLIONS)
Net Sales:
  TWINLAB Division             $ 40.6        54.8%      $ 39.7        47.7%      $ 77.4         53.1%      $ 70.6         44.6%
  Herbal Supplements
  And Teas Division               8.0        10.8         18.8        22.5         17.2         11.8         43.9         27.8
  Changes Int'l Division         12.9        17.4         13.4        16.1         25.2         17.3         26.0         16.5
  Bronson Division                6.5         8.8          4.6         5.5         13.5          9.2          4.6          2.9
  PR Nutrition Division           5.1         6.8          5.7         6.9         10.3          7.1         10.8          6.8
  Publishing Division             1.1         1.4          1.1         1.3          2.1          1.5          2.2          1.4
                               ------      ------       ------      ------       ------       ------       ------       ------
        Total Net Sales          74.2       100.0         83.3       100.0        145.7        100.0        158.1        100.0
Gross Profit                     37.1        50.0         43.2        51.8         72.1         49.5         81.2         51.4
Operating Expenses               32.8        44.2         27.2        32.6         63.7         43.7         49.4         31.3
                               ------      ------       ------      ------       ------       ------       ------       ------
Income from Operations         $  4.3         5.8%      $ 16.0        19.2%      $  8.4          5.8%      $ 31.8         20.1%
                               ======      ======       ======      ======       ======       ======       ======       ======


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES: Net sales for the six months ended June 30, 1999 were $145.7 million, a decrease of $12.4 million, or 7.8%, as compared to net sales of $158.1 million for the six months ended June 30, 1998. Net sales at the TWINLAB division contributed $77.4 million, an increase of $6.8 million, or 9.7% as compared to $70.6 million for the six months ended June 30, 1998. The increase in net sales was primarily due to an increase in sports nutrition and special formula product sales. Sales of the Herbal Supplements and Teas division contributed $17.2 million, a decrease of $26.7 million or 60.9 % as compared to $43.9 million for the six months ended June 30, 1998. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The herbal category for the first half of 1999 cycled against a particularly tough 1998 comparison, which benefited from substantial sales of St. John's Wort and other herbal products. The Changes International division contributed $25.2 million to net sales for the six months ended June 30, 1999 as compared to $26.0 million in the six months ended June 30, 1998. The Bronson division, which was acquired effective April 30, 1998, contributed $13.5 million to net sales for the six months ended June 30, 1999 as compared to $4.6 million for the six months ended June 30, 1998. The PR Nutrition division contributed $10.3 million, as compared to $10.8 million for the six months ended June 30, 1998. Publishing activities contributed $2.1 million as compared to $2.2 million for the six months ended June 30, 1998.

GROSS PROFIT: Gross profit for the six months ended June 30, 1999 was $72.1 million, which represented a decrease of $9.1 million, or 11.3%, as compared to $81.2 million for the six months ended June 30, 1998. Gross profit margin was 49.5% for the six months ended June 30, 1999 as compared to 51.4% for the six months ended June 30, 1998. The overall decrease in gross profit dollars was attributable to the Company's lower sales volume for the six months ended June 30, 1999. The decrease in gross profit margin for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was due primarily to a decline in gross margins on sales of herbal products and lower average selling prices and higher product costs on certain vitamins, minerals and supplements. In addition, in the first quarter of 1999, the Company wrote-off approximately $1.2 million in product labels made obsolete by new federal regulations.

OPERATING EXPENSES: Operating expenses were $63.7 million for the six months ended June 30, 1999, representing an increase of $14.3 million, or 28.7%, as compared to $49.4 million for the six months ended June 30, 1998. As a percent of net sales, operating expenses increased from 31.3% for the six months ended June 30, 1998 to 43.7% for the six months ended June 30, 1999. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses, comprised primarily of an increase in the Company's advertising and promotional expenses and higher general and administrative expenses as a result of the Company adding to its infrastructure.

INCOME FROM OPERATIONS: Income from operations was $8.4 million for the six months ended June 30, 1999, representing a decrease of $23.4 million, or 73.4%, as compared to $31.8 million for the six months ended June 30, 1998. Income from operations margin decreased to 5.8% of net sales for the six months ended June 30, 1999, as compared to 20.1% of net sales for the six months ended June 30, 1998. The decrease in income from operations and income from operations margin was primarily due to higher operating expenses as well as the Company's lower sales and gross margins. Income from operations was also impacted by one-time charges in the first half of 1999, consisting of a $1.2 million charge relating to the write-off of label inventory and a $0.5 million charge for severance costs.

OTHER EXPENSE: Other expense was $2.7 million for the six months ended June 30, 1999, as compared to $4.5 million for the six months ended June 30, 1998. The net decrease of $1.8 million is primarily due to decreased interest expense of $2.4 million, as a result of reduced debt levels offset by a decrease in interest income of $0.7 million.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES: Net sales for the three months ended June 30, 1999 were $74.2 million, a decrease of $9.1 million, or 10.9%, as compared to net sales of $83.3 million for the three months ended June 30, 1998. Net sales at the TWINLAB division contributed $40.6 million, an increase of $0.9 million, or 2.2% as compared to $39.7 million for the three months ended June 30, 1998. The increase in net sales was primarily due to an increase in sports nutrition and special formula product sales. Sales of the Herbal Supplements and Teas division contributed $8.0 million, a decrease of $10.8 million or 57.3% as compared to $18.8 million for the three months ended June 30, 1998. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The herbal category for the three months ended June 30, 1999 cycled against a particularly tough 1998 comparison, which benefited from substantial sales of St. John's Wort and other herbal products. The Changes International division contributed $12.9 million to net sales for the three months ended June 30, 1999 as compared to $13.4 million in the three months ended June 30, 1998. The Bronson division, which was acquired effective April 30, 1998, contributed $6.5 million to net sales for the three months ended June 30, 1999 as compared to $4.6 million in the three months ended June 30, 1998. The PR Nutrition division contributed $5.1 million as compared to $5.7 million for the three months ended June 30, 1998. Publishing activities contributed $1.1 million for the three months ended June 30, 1999 and 1998.

GROSS PROFIT: Gross profit for the three months ended June 30, 1999 was $37.1 million, which represented a decrease of $6.1 million, or 14.0%, as compared to $43.2 million for the three months ended June 30, 1998. Gross profit margin was 50.0% for the three months ended June 30, 1999, as compared to 51.8% for the three months ended June 30, 1998. The overall decrease in gross profit dollars was primarily attributable to the Company's lower sales volume for the three months ended June 30, 1999. The decrease in gross profit margin for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 was due primarily to a decline in gross margins on sales of herbal products and lower average selling prices and higher product costs on certain vitamins, minerals and supplements.

OPERATING EXPENSES: Operating expenses were $32.8 million for the three months ended June 30, 1999, representing an increase of $5.6 million, or 20.6%, as compared to $27.2 million for the three months ended June 30, 1998. As a percent of net sales, operating expenses increased from 32.6% for the three months ended June 30, 1998 to 44.2% for the three months ended June 30, 1999. The increase in operating expenses and operating expenses as a percent of net sales was primarily attributable to increased selling and marketing expenses comprised primarily of an increase in the Company's advertising and promotional expenses.

INCOME FROM OPERATIONS: Income from operations was $4.3 million for the three months ended June 30, 1999, representing a decrease of $11.7 million, or 72.9% as compared to $16.0 million for the three months ended June 30, 1998. Income from operations margin decreased to 5.8% of net sales for the three months ended June 30, 1999, as compared to 19.2% of net sales for the three months ended June 30, 1998. The decrease in income from operations and income from operations margin was primarily due to higher operating expenses as well as the Company's lower sales and gross margin.

OTHER EXPENSE: Other expense was $1.4 million for the three months ended June 30, 1999 and 1998. Interest expense decreased $0.7 million as a result of reduced debt levels which was offset by a decrease of $0.7 million in interest income.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, cash provided by operating activities was $3.7 million as compared to $11.2 million for the six months ended June 30, 1998.

Capital expenditures were $10.1 million and $4.9 million for the six months ended June 30, 1999 and 1998, respectively. In addition, during the six months ended June 30, 1999 approximately $4.8 million of deposits on equipment expended in 1998 (included in other assets) were transferred into property, plant and equipment as the related assets were placed into service. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency and include $4.5 million for the expansion of the Utah facility. Capital expenditures are expected to be approximately $12.0 million during 1999. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year.

Net cash provided by financing activities was $10.1 million for the six months ended June 30, 1999 and resulted primarily from borrowings under the Company's Revolving Credit Facility ($10 million) and mortgage financing of the Utah plant expansion ($8 million) offset by $7.8 million of treasury stock purchases.

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

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under the existing $50 million Revolving Credit Facility. As of June 30, 1999, approximately $40.0 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

On February 25, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. The Company has obtained the required waivers under its $50 million Revolving Credit Agreement to engage in purchases and intends to use funds available under the agreement and internally generated cash to purchase such shares. The Company may purchase Common Stock from time to time in the open market and in individually negotiated transactions. The amount and timing of any purchase will be dependent upon a number of factors, including the price and availability of the Company's shares and general market conditions. As of June 30, 1999, the Company had purchased 845,000 shares at a total cost of $7.8 million.

One of the Company's business strategies is to pursue acquisition opportunities that complement or extend its existing products or product lines, or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. As of June 30, 1999 up to $35.0 million of borrowings under the Revolving Credit Facility was available to fund acquisitions. There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

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

The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company has surveyed, and continues to communicate with, customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this ongoing information exchange, the Company believes it has identified substantially all existing risks to be addressed. At this time, the Company believes that any risks are minimal and it believes that its systems are substantially Year 2000 compliant. Management has initiated a Company-wide program to prepare the Company's internal computer systems for Year 2000 compliance which is currently anticipated to be completed by September 1, 1999. The Company expects to incur internal staff costs as well as other expenses necessary during the course of such compliance efforts and the Company expects to both replace some systems and upgrade others. The total cost of this effort is estimated to be in the range of $150,000 - $250,000. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with which the Company transacts business to adequately address their internal Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. For further details and discussion of these risks and uncertainties see Twinlab Corporation's SEC filings including, but not limited to, its annual report on Form 10-K. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

                                     PART II
                                OTHER INFORMATION


ITEM 1: LEGAL PROCEEDING

In late 1998 and early 1999, several shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against the Company, certain of its officers and directors,and others. The plaintiffs generally alleged that the Company and the other defendants violated various provisions of the federal securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities filings and public statements. On May 12, 1999, the complaints were consolidated into a single action that is currently pending in the United States District Court for the Eastern District of New York purported on behalf of all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants, their families and entities controlled by or affiliated with the defendants.

The Company intends to vigorously defend itself against these securities law litigations. It is premature, however, to determine the effect, if any, such actions may have on the Company's consolidated financial position, results of operations or liquidity.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Annual Meeting of Stockholders of the Company was held on June 17,1999, at which meeting the stockholders voted to elect directors of the Company, approve the Twinlab Corporation 1999 Stock Incentive Plan For Outside Directors and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

      The results of the matters voted on the Annual Meeting are shown below.


(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:


        NOMINEE                 FOR            AGAINST       WITHHELD        NON-VOTING
        -------                 ---            -------       --------        ----------
Brian Blechman               26,821,797           0          472,371         5,410,881
Dean Blechman                26,819,777           0          474,391         5,410,881
Neil Blechman                26,819,977           0          474,191         5,410,881
Ross Blechman                26,823,682           0          470,486         5,410,881
Steve Blechman               26,821,797           0          472,371         5,410,881
John G. Danhakl              26,854,037           0          440,131         5,410,881
Jonathan D. Sokoloff         26,852,987           0          441,181         5,410,881
Stephen Welling              26,852,477           0          441,691         5,410,881


c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                             FOR            AGAINST        ABSTAIN      NON-VOTING
                                                             ---            -------        -------      ----------
Approval of the Twinlab Corporation 1999
  Stock Incentive Plan for Outside Directors              24,476,740       2,733,674        83,754       5,410,881

Ratification of Deloitte & Touche LLP as
     the Company's independent auditors                   27,209,986          53,572        30,610       5,410,881

ITEM 5: OTHER INFORMATION

      On July 27, 1999, the Company announced the appointment of John H. Bolt, age 46, as Chief Financial Officer. Mr. Bolt spent 14 years at Kellogg Company where he was most recently, Vice President and Corporate Treasurer.

      Also on July 27, 1999, the Company announced the election of two new outside members to the Board of Directors. William U. Westerfield age 68, will serve as Chairman of the Company's Audit Committee. Until his retirement, Mr. Westerfield served as an auditing partner at Price Waterhouse LLP (now PriceWaterhouseCoopers).

      Robert Apatoff, age 41, was also elected to the Twinlab Board on July 27, 1999. Mr. Apatoff is currently Vice President of Corporate Marketing for Aetna, Inc.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27 Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

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




                             TWINLAB CORPORATION



                             By: /s/ Ross Blechman
                                 -----------------------------------------------
                                 Ross Blechman
                                 Chairman, President and Chief Executive Officer




                             By: /s/ John H. Bolt
                                 -----------------------------------------------
                                 John H. Bolt
                                 Chief Financial Officer



DATED: August 13, 1999
       ------------------