Form 10-Q
period 1999-09-30
TWINLAB CORP
filed 1999-11-15
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

                                 (631) 467-3140
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES            X             NO



At October 31, 1999, the registrant had 30,979,133 shares of common stock outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                       ------------------  -----------------
                                                          (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  13,738         $  12,489
  Accounts receivable, net of allowance for bad
   debts of $667 at September 30, 1999 and $502 at
    December 31, 1998                                          55,720            60,254
  Inventories                                                  66,240            72,355
  Deferred tax assets                                           2,866             1,629
  Prepaid expenses and other current assets                     2,663             3,207
                                                            ---------         ---------
             Total current assets                             141,227           149,934

Property, plant and equipment, net                             43,103            29,551

Deferred tax assets                                            41,611            45,347

Other assets                                                   60,031            65,186
                                                            ---------         ---------
TOTAL                                                       $ 285,972         $ 290,018
                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                         $   5,525         $      80
  Accounts  payable                                            18,910            30,959
  Accrued expenses and other current liabilities               14,489            10,043
                                                            ---------         ---------
             Total current liabilities                         38,924            41,082
Long-term debt, less current portion                           47,412            43,451
                                                            ---------         ---------
             Total liabilities                                 86,336            84,533
                                                            ---------         ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none issued                                        --                --
  Common stock, $1.00 par value; 75,000,000 shares
    authorized; 32,706,233 issued and
    31,362,333 outstanding as of September 30, 1999 and
    32,705,049 issued and outstanding as of
    December 31, 1998                                          32,706            32,705
  Additional paid-in capital                                  289,335           289,327
  Accumulated deficit                                        (110,261)         (116,547)
   Treasury stock; 1,343,900 shares                           (12,144)               --
                                                            ---------         ---------
             Total shareholders' equity                       199,636           205,485
                                                            ---------         ---------
  TOTAL                                                     $ 285,972         $ 290,018
                                                            =========         =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------    -------------------------------
                                                          1999          1998                  1999           1998
                                                        --------      --------              ---------      ---------
                                                              (UNAUDITED)                          (UNAUDITED)

NET SALES                                               $ 81,921      $ 84,405              $ 227,613      $ 242,457
COST OF SALES                                             44,336        40,898                117,940        117,713
                                                        --------      --------              ---------      ---------
GROSS PROFIT                                              37,585        43,507                109,673        124,744
OPERATING EXPENSES                                        32,140        27,322                 95,785         76,766
MERGER EXPENSES                                               --         1,503                     --          1,503
                                                        --------      --------              ---------      ---------
INCOME FROM OPERATIONS                                     5,445        14,682                 13,888         46,475
                                                        --------      --------              ---------      ---------
OTHER (EXPENSE) INCOME:
  Interest income                                            121           345                    338          1,271
  Interest expense                                          (867)       (1,495)                (3,843)        (6,863)
  Other                                                        8             8                     20            (47)
                                                        --------      --------              ---------      ---------
                                                            (738)       (1,142)                (3,485)        (5,639)
INCOME BEFORE PROVISION FOR
 INCOME TAXES AND EXTRAORDINARY ITEM                       4,707        13,540                 10,403         40,836
PROVISION FOR INCOME TAXES                                 1,826         5,272                  4,036         14,838
                                                        --------      --------              ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                           2,881         8,268                  6,367         25,998
EXTRAORDINARY ITEM, NET OF TAX                               (81)       (2,076)                   (81)        (4,941)
                                                        --------      --------              ---------      ---------
NET INCOME                                              $  2,800      $  6,192              $   6,286      $  21,057
                                                        ========      ========              =========      =========

BASIC INCOME PER SHARE
Income Before Extraordinary Item                        $   0.09      $   0.25              $    0.20      $    0.84
Extraordinary Item                                            --         (0.06)                    --          (0.16)
                                                        --------      --------              ---------      ---------
Net Income                                              $   0.09      $   0.19              $    0.20      $    0.68
                                                        ========      ========              =========      =========

DILUTED INCOME PER SHARE
Income Before Extraordinary Item                        $   0.09      $   0.25              $    0.20      $    0.83
Extraordinary Item                                            --         (0.06)                    --          (0.16)
                                                        --------      --------              ---------      ---------
Net Income                                              $   0.09      $   0.19              $    0.20      $    0.67
                                                        ========      ========              =========      =========

Weighted Average Common Shares
 Used In Computing Basic Income Per Share                 31,802        32,705                 32,121         31,084
                                                        ========      ========              =========      =========
Weighted Average Common Shares
 Used In Computing Diluted Income Per Share               31,834        32,792                 32,142         31,229
                                                        ========      ========              =========      =========

PRO FORMA RELATING TO CHANGE IN TAX STATUS:
Historical income before provision for income taxes
    and extraordinary item                                            $ 13,540                             $  40,836
Pro forma provision for income taxes                                     5,349                                16,005
                                                                      --------                             ---------
Pro forma income before extraordinary item                               8,191                                24,831
Extraordinary  item                                                     (2,076)                               (4,941)
                                                                      --------                             ---------
Pro forma net income                                                  $  6,115                             $  19,890
                                                                      ========                             =========

Basic income before extraordinary item per share                      $   0.25                             $    0.80
                                                                      ========                             =========
Diluted income before extraordinary item per share                    $   0.25                             $    0.80
                                                                      ========                             =========
Basic net income per share                                            $   0.19                             $    0.64
                                                                      ========                             =========
Diluted net income per share                                          $   0.19                             $    0.64
                                                                      ========                             =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                              1999          1998
                                                                            --------      ---------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  6,286      $  21,057
  Adjustment to reconcile net income to net cash provided by operating activities:
     Extraordinary item                                                           81          4,941
     Depreciation and amortization                                             5,208          3,406
     Bad debt expense                                                            165             22
     Deferred income taxes                                                     2,499          2,829
     Changes in operating assets and liabilities:
       Accounts receivable                                                     4,369          3,272
       Inventories                                                             6,115        (19,024)
       Prepaid expenses and other current assets                                 544         (2,090)
       Accounts payable                                                      (12,049)          (284)
       Accrued expenses and other current liabilities                          4,496          2,680
                                                                            --------      ---------

             Net cash provided by operating activities                        17,714         16,809
                                                                            --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business                                                            --        (56,105)
  Acquisition of property, plant and equipment                               (11,581)        (9,245)
  Increase in other assets                                                    (2,113)        (7,924)
                                                                            --------      ---------

             Net cash used in investing activities                           (13,694)       (73,274)
                                                                            --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings under revolving credit facility                              5,000             --
   Proceeds from issuance of debt                                              8,000            700
   Payments of debt                                                             (294)       (14,606)
   Purchase of treasury stock                                                (12,144)            --
   Net proceeds from second common stock offering                                 --        147,506
   Redemption of senior subordinated notes and related premium                (3,333)       (62,687)
   Distributions to shareholders                                                  --         (2,352)
   Proceeds from exercise of stock options                                        --             80
   Principal payments of capital lease obligations                                --           (117)
                                                                            --------      ---------

Net cash (used in) provided by financing activities                           (2,771)        68,524
                                                                            --------      ---------

Net increase in cash and cash equivalents                                      1,249         12,059
Cash and cash equivalents at beginning of period                              12,489          4,212
                                                                            --------      ---------
Cash and cash equivalents at end of period                                  $ 13,738      $  16,271
                                                                            ========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
     Interest, net of amounts capitalized                                   $  2,746      $   6,667
                                                                            ========      =========
    Income taxes                                                            $  2,716      $  12,134
                                                                            ========      =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of September 30, 1999, the results of its operations for the three months and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab's December 31, 1998 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.



2.   CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

     The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the senior subordinated notes restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by any of its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis, is as follows:

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
CONDENSED BALANCE SHEETS
------------------------
ASSETS
Cash                                                               $     335            $     323
Investment in subsidiaries                                           199,301              205,162
                                                                   ---------            ---------
                                                                   $ 199,636            $ 205,485
                                                                   =========            =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares
authorized; none issued                                            $      --            $      --
Common stock, $1.00 par value; 75,000,000
  shares authorized; 32,706,233 issued
  and 31,362,333 outstanding as of September 30, 1999 and
  32,705,049 issued and outstanding as of December 31, 1998           32,706               32,705
Additional paid-in capital                                           289,335              289,327
Accumulated deficit                                                 (110,261)            (116,547)
Treasury stock; 1,343,900 shares                                     (12,144)                  --
                                                                   ---------            ---------
                                                                   $ 199,636            $ 205,485
                                                                   =========            =========

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
CONDENSED STATEMENTS OF INCOME                         SEPTEMBER 30,            SEPTEMBER 30,
------------------------------
                                                    1999         1998         1999         1998
                                                   -------      -------      -------      -------
 Equity interest in net income of subsidiaries     $ 2,828      $ 6,136      $ 6,368      $20,558
 Operating expenses                                    (48)          --         (144)          --
Interest income                                          4          221           12          948
                                                   -------      -------      -------      -------
Income before provision for income taxes             2,784        6,357        6,236       21,506
Provision for (benefit from) income taxes              (16)         165          (50)         449
                                                   -------      -------      -------      -------
Net income                                         $ 2,800      $ 6,192      $ 6,286      $21,057
                                                   =======      =======      =======      =======

                                                            NINE MONTHS ENDED SEPTEMBER 30,
CONDENSED STATEMENTS OF CASH FLOW                             1999                   1998
---------------------------------                           --------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $  6,286              $  21,057
                                                            --------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Equity investments in subsidiaries                         5,870               (165,523)
                                                            --------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Purchase of treasury stock                            (12,144)                    --
    Net proceeds from second common stock offering                --                147,506
    Proceeds from the exercise of stock options                   --                     80
                                                            --------              ---------
    Net cash (used in) provided by financing activities      (12,144)               147,586
                                                            --------              ---------

Net increase in cash and cash equivalents                         12                  3,120
Cash and cash equivalents at beginning of period                 323                    169
                                                            --------              ---------
Cash and cash equivalents at end of period                  $    335              $   3,289
                                                            ========              =========

     Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International of Fort Walton Beach, Inc. ("Changes"), Bronson Laboratories, Inc. and Health Factors International, Inc. ("Health Factors"), both of which form the Bronson Group ("Bronson") and PR Nutrition, Inc. ("PR"), are indirect wholly owned subsidiaries of Twinlab. Twinlab, ARP, Changes, Bronson and PR are guarantors of the senior subordinated notes of Twin.

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

     Summarized unaudited financial information as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                                    BRONSON
                                                      CHANGES     LABORATORIES   HEALTH
                              TWIN          ARP    INTERNATIONAL      INC.       FACTORS  PR NUTRITION(1)
---------------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 1999

Current Assets               $150,060     $ 1,268      $11,602      $ 9,336     $ 7,341     $  3,265
Noncurrent assets             144,745         182       11,635       40,053       5,335          162
Current liabilities            38,924         438        4,043        3,310         942          591
Noncurrent liabilities         47,412          --           --           --          --           --
Shareholder's equity          208,469       1,012       19,194       46,079      11,734        2,836


AS OF DECEMBER 31, 1998

Current Assets               $149,611     $ 1,571      $ 9,008      $ 7,279     $ 4,295     $  3,373
Noncurrent assets             140,084         186       12,520       39,566       7,491          417
Current liabilities            44,152         470        3,575        1,417         356        1,916
Noncurrent liabilities         43,451          --           --           --          --           --
Shareholder's equity          202,092       1,287       17,953       45,428      11,430        1,874


THREE MONTHS ENDED
SEPTEMBER 30, 1999

Net sales                    $ 81,921     $   848      $11,395      $ 3,665     $ 3,122     $  1,455
Gross profit                   37,585         (23)       9,325        1,941         409        1,052
Net income (loss)               2,828        (204)          34          183          56         (158)


THREE  MONTHS ENDED
SEPTEMBER 30, 1998

Net sales                    $ 84,405     $   933      $13,158      $ 4,558     $ 2,967     $  5,185
Gross profit                   43,507          46       10,972        2,805         486        3,686
Net income (loss)               6,136         (66)         870          556         122          521


NINE  MONTHS ENDED
SEPTEMBER 30, 1999

Net sales                    $227,613     $ 3,245      $36,594      $11,785     $10,581     $ 11,780
Gross profit                  109,673         521       30,668        6,426       1,506        7,792
Net income (loss)               6,368        (275)       1,241          650         304          961


NINE MONTHS ENDED
SEPTEMBER 30, 1998

Net sales                    $242,457     $ 3,511      $39,206      $ 7,313     $ 4,778     $ 15,960
Gross profit                  124,744         720       32,496        4,313         942       11,212
Net income                     20,558         172        2,954          766         280        3,241

----------------------------
(1) Effective July 1, 1999, the Ironman Triathlon bar product line was transferred to Twin.

3.   INVENTORIES


     Inventories consist of the following:

                       SEPTEMBER 30, 1999   DECEMBER 31,1998
                       ------------------   ----------------
Raw Materials                $34,911             $36,257
Work in Process                8,862              11,337
Finished Goods                22,467              24,761
                             -------             -------
           Total             $66,240             $72,355
                             =======             =======

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

                                       NINE MONTHS ENDED SEPTEMBER 30, 1998
                                       ------------------------------------
Net sales                                          $252,474
Income before extraordinary item                     27,245
Basic and diluted income before
  extraordinary item per share                         0.86
Diluted weighted average shares
  outstanding (in thousands)                         31,807

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

     The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended September 30, 1999 and 1998 were 31,802,000 and 32,705,000, respectively, and for the nine months ended September 30, 1999 and 1998 were 32,121,000 and 31,084,000, respectively.

     Additionally, for the diluted calculation, 32,000 and 87,000 of potential common shares were included for the three months ended September 30, 1999 and 1998, respectively, and 21,000 and 145,000 were included for the nine months ended September 30, 1999 and 1998, respectively.

6.   STOCK PLAN

     On June 17, 1999, the shareholders of the Company approved the Twinlab Corporation 1999 Stock Incentive Plan for Outside Directors (the "Stock Plan"). The Stock Plan provides for the granting of up to an aggregate of 65,000 shares of common stock, subject to adjustment in the event of certain capital changes as defined in the Stock Plan. Shares issued under the Stock Plan may either be authorized but unissued shares of common stock or treasury shares of common stock. The Stock Plan provides for the grant to participants of nonqualified stock options ("Options") and restricted shares of common stock ("Restricted Stock", and collectively with options, "Awards"). Awards will be granted each year, as of the day following the day the Company's annual meeting takes place, to individuals who qualify as participants as of such date.

7.   LITIGATION

     As previously reported, William Logue, Sheri Sears and Barry Nussbaum (the "Plaintiffs"), the former owners of PR*Nutrition, commenced a lawsuit in the United States District Court for the Southern District of New York (the "Logue Litigation") against the Company, Twin and certain of its officers and directors (collectively the "Defendants"). The Defendants have agreed to settle the Logue Litigation for a cash payment to be made to Plaintiffs of which the Company will contribute $4,000,000 with the balance of the payment to be made through insurance proceeds. Further, the Company will purchase 1,138,800 shares of the Company's common stock from the Plaintiffs, representing all of the Company's shares owned by Plaintiffs, at a price of $8.4375 per share for an aggregate purchase price of $9,608,625. The purchase of such shares will constitute part of the five million share repurchase program announced by the Company on February 25, 1999.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. For the three and nine months ended September 30, 1999 and 1998, there were no items of comprehensive income as defined in the pronouncement.

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

Segment information for the three and nine months ended September 30, 1999 and 1998 was as follows:

                                              HERBAL
                                            SUPPLEMENTS    CHANGES
                              TWINLAB        AND TEAS    INTERNATIONAL     BRONSON                     INTERCOMPANY
                              DIVISION       DIVISION      DIVISION        DIVISION      OTHER (1)      ELIMINATION       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 30, 1999
  Net sales from external
    Customers                 $ 55,721       $  6,308        $11,395       $ 6,287       $  2,210        $     --        $ 81,921
  Intersegment net sales            --             --             --            --             92             (92)             --
  Income from operations         5,931           (257)            25           384           (638)             --           5,445
  Total assets                 174,302         69,799         23,237        59,241          5,212         (45,819)        285,972

THREE MONTHS ENDED
SEPTEMBER 30, 1998
  Net sales from external
    Customers                 $ 46,667       $ 11,105        $13,158       $ 7,526       $  5,949        $     --        $ 84,405
  Intersegment net sales           594             23             --            --            168            (785)             --
  Income from operations         8,465          3,100          1,369         1,106            642              --          14,682
  Total assets                 155,899         54,218         20,409        60,158         11,942         (29,066)        273,560

NINE MONTHS ENDED
SEPTEMBER 30, 1999
  Net sales from external
    Customers                 $133,147       $ 23,453        $36,594       $19,749       $ 14,670        $     --        $227,613
  Intersegment net sales            33          2,510             --            --            354          (2,897)             --
  Income from operations         6,058          3,379          1,936         1,540            975              --          13,888

NINE MONTHS ENDED
SEPTEMBER 30, 1998
  Net sales from external
    Customers                 $117,221       $ 54,968        $39,206       $12,091       $ 18,971        $     --        $242,457
  Intersegment net sales         3,930             31             --            --            499          (4,460)             --
  Income from operations        18,420         17,861          4,712         1,708          3,774              --          46,475

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

     ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report. The Company operates through five primary business divisions: the TWINLAB division, the Herbal Supplements and Teas division, the Changes International division, the Bronson division and the PR*Nutrition division. Products sold by the TWINLAB division include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the TWINLAB brand name. In addition, effective July 1, 1999, the TWINLAB division began marketing nutritionally enhanced food bars under the Ironman Triathlon trademark. The Herbal Supplements and Teas division produces and markets a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs and HealthCare Naturals brands and a full line of herb teas marketed under the Alvita brand. The Company's network marketing activities are conducted through Changes International. The Bronson division, acquired effective April 30, 1998, markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog, and also manufactures through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. The PR*Nutrition division markets nutritionally enhanced food bars under the PR*Bar trademark. The Company's publishing activities are conducted through ARP.

                                THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 (Dollars in millions)
                                         1999                 1998                  1999                 1998
                                         ----                 ----                  ----                 ----
  Net Sales:
  TWINLAB Division               $  55.7      68.0%   $  46.6      55.3%   $  133.1      58.4%   $  117.2      48.3%
  Herbal Supplements
   and Teas Division                 6.3       7.7       11.1      13.2        23.5      10.3        55.0      22.7
  Changes Int'l Division            11.4      13.9       13.2      15.6        36.6      16.1        39.2      16.2
  Bronson Division                   6.3       7.7        7.5       8.9        19.8       8.7        12.1       5.0
  PR*Nutrition Division              1.4       1.8        5.2       6.1        11.7       5.2        16.0       6.6
  Publishing Division                0.8       0.9        0.8       0.9         2.9       1.3         3.0       1.2
                                 -------     -----    -------     -----    --------     -----    --------     -----
        Total Net Sales             81.9     100.0       84.4     100.0       227.6     100.0       242.5     100.0
Gross Profit                        37.6      45.9       43.5      51.5       109.7      48.2       124.8      51.4
Operating Expenses                  32.2      39.2       28.8      34.1        95.8      42.1        78.3      32.2
                                 -------     -----    -------     -----    --------     -----    --------     -----
Income from Operations           $   5.4       6.7%   $  14.7      17.4%   $   13.9       6.1%   $   46.5      19.2%
                                 =======     =====    =======     =====    ========     =====    ========     =====

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     NET SALES: Net sales for the nine months ended September 30, 1999 were $227.6 million, a decrease of $14.9 million, or 6.1%, as compared to net sales of $242.5 million for the nine months ended September 30, 1998. Net sales at the TWINLAB division contributed $133.1 million, an increase of $15.9 million, or 13.6% as compared to $117.2 million for the nine months ended September 30, 1998. The increase in net sales was primarily due to an increase in sports nutrition and special formula product sales. Sales of the Herbal Supplements and Teas division contributed $23.5 million, a decrease of $31.5 million or 57.3% as compared to $55.0 million for the nine months ended September 30, 1998. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The herbal category for the first nine months of 1999 cycled against a particularly tough 1998 comparison, which benefited from substantial sales of St. John's Wort and other herbal products. The Changes International division contributed $36.6 million to net sales for the nine months ended September 30, 1999 as compared to $39.2 million in the nine months ended September 30, 1998. The Bronson division, which was acquired effective April 30, 1998, contributed $19.8 million to net sales for the nine months ended September 30, 1999 as compared to $12.1 million for the nine months ended September 30, 1998. The PR*Nutrition division contributed $11.7 million to net sales for the nine months ended September 30, 1999, as compared to $16.0 million for the nine months ended September 30, 1998. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the TWINLAB division and sales attributable to such product line are reflected in the TWINLAB division subsequent to such date. Publishing activities contributed $2.9 million as compared to $3.0 million for the nine months ended September 30, 1998.

     GROSS PROFIT: Gross profit for the nine months ended September 30, 1999 was $109.7 million, which represented a decrease of $15.1 million, or 12.1%, as compared to $124.8 million for the nine months ended September 30, 1998. Gross profit margin was 48.2% for the nine months ended September 30, 1999 as compared to 51.4% for the nine months ended September 30, 1998. The overall decline in YTD 1999 gross profit dollars was attributable primarily to the Company's lower sales volumes, particularly in the herbal category, increased inventory reserves, and the write-off of certain obsolete inventory.

     OPERATING EXPENSES: Operating expenses were $95.8 million for the nine months ended September 30, 1999, representing an increase of $17.5 million, or 22.4%, as compared to $78.3 million for the nine months ended September 30, 1998. As a percent of net sales, operating expenses increased from 32.2% for the nine months ended September 30, 1998 to 42.1% for the nine months ended September 30, 1999. The increase in operating expenses was primarily attributable to increased selling and marketing expenses, comprised primarily of an increase in the Company's advertising and promotional expenses as a result of the Company adding to its marketing and sales infrastructure to support its entry into new retail distribution channels.

     INCOME FROM OPERATIONS: Income from operations was $13.9 million for the nine months ended September 30, 1999, representing a decrease of $32.6 million, or 70.1%, as compared to $46.5 million for the nine months ended September 30, 1998. Income from operations margin decreased to 6.1% of net sales for the nine months ended September 30, 1999, as compared to 19.2% of net sales for the nine months ended September 30, 1998. The decrease in income from operations and income from operations margin was primarily due to higher operating expenses as well as the Company's lower sales and gross margins.

     OTHER EXPENSE: Other expense was $3.5 million for the nine months ended September 30, 1999, as compared to $5.6 million for the nine months ended September 30, 1998. The net decrease of $2.1 million is primarily due to decreased interest expense of $3.0 million, as a result of reduced debt levels offset by a decrease in interest income of $0.9 million.

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     NET SALES: Net sales for the three months ended September 30, 1999 were $81.9 million, a decrease of $2.5 million, or 2.9%, as compared to net sales of $84.4 million for the three months ended September 30, 1998. Net sales at the TWINLAB division contributed $55.7 million, an increase of $9.1 million, or 19.4% as compared to $46.6 million for the three months ended September 30, 1998. The increase in net sales was primarily due to an increase in sports nutrition and special formula product sales. Sales of the Herbal Supplements and Teas division contributed $6.3 million, a decrease of $4.8 million or 43.2% as compared to $11.1 million for the three months ended September 30, 1998. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The Changes International division contributed $11.4 million to net sales for the three months ended September 30, 1999 as compared to $13.2 million in the three months ended September 30, 1998. The Bronson division contributed $6.3 million to net sales for the three months ended September 30, 1999 as compared to $7.5 million in the three months ended September 30, 1998. The PR*Nutrition division contributed $1.4 million to net sales for the three months ended September 30, 1999 as compared to $5.2 million for the three months ended September 30, 1998. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the TWINLAB division and sales attributable to such product line are reflected in the TWINLAB division subsequent to such date. Publishing activities contributed $0.8 million for the three months ended September 30, 1999 and 1998.

     GROSS PROFIT: Gross profit for the three months ended September 30, 1999 was $37.6 million, which represented a decrease of $5.9 million, or 13.6%, as compared to $43.5 million for the three months ended September 30, 1998. Gross profit margin was 45.9% for the three months ended September 30, 1999, as compared to 51.5% for the three months ended September 30, 1998. The overall decline in gross profit dollars for the third quarter of 1999 was primarily attributable to lower sales volumes in the herbal category as well as lower sales at the Changes International network marketing division which generates higher margins, increased inventory reserves, and the write-off of certain obsolete inventory.

     OPERATING EXPENSES: Operating expenses were $32.2 million for the three months ended September 30, 1999, representing an increase of $3.4 million, or 11.5%, as compared to $28.8 million for the three months ended September 30, 1998. As a percent of net sales, operating expenses increased from 34.1% for the three months ended September 30, 1998 to 39.2% for the three months ended September 30, 1999. The increase in operating expenses was primarily attributable to increased selling and marketing expenses, comprised primarily of an increase in the Company's advertising and promotional expenses as well as increased infrastructure to support sales in the mass market retail channel.

     INCOME FROM OPERATIONS: Income from operations was $5.4 million for the three months ended September 30, 1999, representing a decrease of $9.3 million, or 62.9% as compared to $14.7 million for the three months ended September 30, 1998. Income from operations margin decreased to 6.7% of net sales for the three months ended September 30, 1999, as compared to 17.4% of net sales for the three months ended September 30, 1998. The decrease in income from operations and income from operations margin was primarily due to higher operating expenses as well as the Company's lower sales and gross margin.

     OTHER EXPENSE: Other expense was $0.7 million for the three months ended September 30, 1999 as compared to $1.1 million for the three months ended September 30, 1998. The net decrease of $0.4 million is primarily due to decreased interest expense of $0.6 million, as a result of reduced debt levels offset by a decrease in interest income of $0.2 million.

     LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999, cash provided by operating activities was $17.7 million as compared to $16.8 million for the nine months ended September 30, 1998.

     Capital expenditures were $11.6 million and $9.2 million for the nine months ended September 30, 1999 and 1998, respectively. In addition, during the nine months ended September 30, 1999 approximately $4.8 million of deposits on equipment expended in 1998 (included in other assets) were transferred into property, plant and equipment as the related assets were placed into service. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency and include $5.2 million for the expansion of the Utah facility. Capital expenditures are expected to be approximately $13.0 million during 1999. The Company estimates that its historical level of maintenance capital expenditures has been approximately $0.5 million per fiscal year.

     Net cash used in financing activities was $2.8 million for the nine months ended September 30, 1999. The Company purchased $12.1 million of treasury stock and repurchased $3.3 million of senior subordinated notes which was offset by borrowings under the Company's Revolving Credit Facility ($5 million) and mortgage financing of the Utah plant expansion ($8 million).

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

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under the existing $50 million Revolving Credit Facility. As of September 30, 1999, approximately $45.0 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

     On February 25, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. The Company intends to use funds available under the $50 million Revolving

     Credit Agreement and internally generated cash to purchase such shares. The Company may purchase Common Stock from time to time in the open market and in individually negotiated transactions. The amount and timing of any purchase will be dependent upon a number of factors, including the price and availability of the Company's shares and general market conditions. As of October 31, 1999, the Company had purchased 1,727,100 shares at a total cost of $15.8 million.

     One of the Company's business strategies is to pursue acquisition opportunities that complement or extend its existing products or product lines, or are compatible with its business philosophy and strategic goals. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. As of September 30, 1999 up to $35.0 million of borrowings under the Revolving Credit Facility was available to fund acquisitions. There can be no assurance that the Company will be able to make acquisitions on terms favorable to the Company and that funds to finance an acquisition will be available or permitted under the Company's financing instruments.

     YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as a year other than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

     The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company has surveyed, and continues to communicate with customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this ongoing information exchange, the Company believes it has identified substantially all existing risks to be addressed. At this time, the Company believes that any risks are minimal and it believes that its systems are substantially Year 2000 compliant. Management is conducting a Company-wide program to prepare the Company's internal computer systems for Year 2000 compliance that is anticipated to be completed by November 30, 1999. The Company expects to incur internal staff costs as well as other expenses necessary during the course of such compliance efforts and the Company has both replaced some systems and expects to upgrade others. The total cost of this effort is estimated to be in the range of $350,000 - $450,000. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with which the Company transacts business to adequately address their internal Year 2000 issues is outside the Company's control. However, a significant effort has been made to inquire and document any potential non-compliance. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDING

As previously reported, William Logue, Sheri Sears and Barry Nussbaum (the "Plaintiffs"), the former owners of PR*Nutrition, commenced a lawsuit in the United States District Court for the Southern District of New York (the "Logue Litigation") against the Company, Twin and certain of its officers and directors (collectively the "Defendants"). The Defendants have agreed to settle the Logue Litigation for a cash payment to be made to Plaintiffs of which the Company will contribute $4,000,000 with the balance of the payment to be made through insurance proceeds. Further, the Company will purchase 1,138,800 shares of the Company's common stock from the Plaintiffs, representing all of the Company's shares owned by Plaintiffs, at a price of $8.4375 per share for an aggregate purchase price of $9,608,625. The purchase of such shares will constitute part of the five million share repurchase program announced by the Company on February 25, 1999.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits:

      27 Financial Data Schedule

(B)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            TWINLAB CORPORATION



                            By: /s/ Ross Blechman
                                -----------------
                                Ross Blechman
                                Chairman, President and Chief Executive Officer




                            By: /s/ John H. Bolt
                                ----------------
                                John H. Bolt
                                Chief Financial Officer



DATED:  November 15, 1999
        ------------------------------------