Form 10-K405
period 1999-12-31
TWINLAB CORP
filed 2000-03-30
CIK 1015868

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

                 |X| For the fiscal year ended December 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

       Registrant's telephone number, including area code: (631) 467-3140

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

                                 ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on March 17, 2000, as reported on the Nasdaq National Market, was $116,618,565.

      As of March 17, 2000, the registrant had 28,645,687 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

                               Corporate Secretary
                               Twinlab Corporation
                                150 Motor Parkway
                               Hauppauge, NY 11788

      TWINLAB CORPORATION 1999 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

                                     PART I
                                                                            Page

 Item 1.      Business.......................................................  1

 Item 2.      Properties..................................................... 17

 Item 3.      Legal Proceedings.............................................. 17

 Item 4.      Submission of Matters to a Vote of Security Holders............ 18

                                     PART II

 Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters............................................. 18

 Item 6.      Selected Financial Data........................................ 19

 Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................... 22

 Item 8.      Financial Statements and Supplementary Data.................... 27

 Item 9       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ........................... 27

                                    PART III

 Item 10.     Directors and Executive Officers of the Registrant............. 27

 Item 11.     Executive Compensation......................................... 27

 Item 12.     Security Ownership of Certain Beneficial Owners
              and Management ................................................ 27

 Item 13.     Certain Relationships and Related Party Transactions........... 27

                                     PART IV

 Item 14.     Exhibits, Financial Statement Schedules and Reports on
              Form 8-K ...................................................... 27

 SIGNATURES.................................................................. 33

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

      Unless the context otherwise requires, the terms "Company" and "Twinlab" refer to Twinlab Corporation and, as applicable, its direct and indirect subsidiaries, Twin Laboratories Inc. ("Twin"), Advanced Research Press, Inc. ("ARP"), Changes International, Inc. and Changes International U.K. Ltd. (collectively "Changes International"), Bronson Laboratories, Inc. ("Bronson"), Health Factors International, Inc. ("Health Factors"), PR*Nutrition, Inc. ("PR*Nutrition") and Twinlab FSC Inc.

Item 1. BUSINESS

General

      The Company is one of the leading manufacturers and marketers of brand name nutritional supplements sold through domestic health and natural food stores and various direct sales channels, including network and catalog marketing and is also engaged in the sale of products through national and regional drug store chains, supermarkets, mass merchandise retailers and military post exchanges. The Company produces a full line of nutritional supplements and offers one of the broadest product lines in the industry. The Company's product line includes: vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas marketed under the TWINLAB(R) trademark; a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs(R) and Twinlab TruHerbs(R) trademarks; a line of specially formulated nutritional supplements marketed under the Changes(R) trademark; herb teas marketed under the Alvita(R) trademark; vitamins, herbs, nutritional supplements and health and beauty aids marketed under the Bronson(R) trademark; and nutritionally enhanced food bars marketed under the Twinlab, PR*Bar(R) and Ironman Triathlon(R) trademarks. The Company emphasizes the development and introduction of high-quality, unique nutraceuticals and other products in response to emerging trends in the nutritional supplement industry. The Company's premium product quality, broad product line, strong history of new product introductions and innovations and superior marketing and advertising programs have established TWINLAB, Nature's Herbs, Bronson, PR*Nutrition, Changes and Alvita as leading and widely-recognized brands in the nutritional supplement industry.

      The Company's products target consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods. To reach the broadest possible consumer market, the Company has developed a multi-branded and multi-channel distribution strategy, consisting of the following categories:

o Health and Natural Food Store Channel -- The Company's TWINLAB, Nature's Herbs, Ironman Triathlon and Alvita brand products are sold primarily through a network of over 60 distributors to nearly 11,000 health and natural food stores and other selected retail outlets. The health and natural food store channel of distribution has grown in recent years as national chains, including those which sell the Company's products, such as General Nutrition Companies, Inc. ("GNC"), Whole Foods Markets, Inc. ("WFM"), Wild Oats Markets, Inc. ("Wild Oats"), Vitamin Shoppe Industries, Inc. ("Vitamin Shoppe") and other industry participants continue to add stores in new and existing markets. The Company believes that it has a competitive advantage in the health and natural food store channel due to the high quality of its products, which is a direct result of its use of premium ingredients, its state of the art manufacturing facilities and its comprehensive quality control procedures. Sales to the health and natural food store channel, primarily through distributors, continue to represent the Company's largest market, totaling approximately $199.8 million, or approximately 63.3%, of the Company's net sales in 1999. The Company believes that its products have a presence in over 95% of the health and natural food stores in the United States, but that only approximately 20% of such stores carry a comprehensive line of the Company's products. Management believes that the continued expansion of health and natural food store retail outlets and the strong demographic and consumer awareness fundamentals driving the nutritional supplement industry, combined with health and natural food retailers' success with the Company's product lines, provide Twinlab with significant opportunities to increase sales in the health and natural food store channel. The Company also manufactures, through Health Factors, private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis.

o Mass Market Channel -- The Company is actively engaged in efforts to expand its penetration of the mass market retail channel, which consists of drug store chains, supermarkets and other mass merchandisers. The Company is currently a provider of Twinlab brand products as well as a private label herbal product supplier to Wal-Mart Stores, Inc. ("Wal-Mart"), which are sold under Wal-Mart's proprietary Spring Valley brand name. The Company also sells its products through national and regional drug store and supermarket chains, such as Rite Aid Corporation, Walgreen, CVS, Kroger, American Stores and Albertson's. Approximately $44.7 million, or 14.2%, of the Company's 1999 net sales were attributable to mass market retailers.

o Direct Sales Channel -- The Company markets and sells a variety of products through the direct sales distribution channel, which includes network marketing, catalog and direct response sales. Through Changes International, the Company develops, markets and sells vitamins, herbs and nutritional supplements under the Changes brand name. Changes International operates through a large sales force of independent distributors located throughout the United States, Canada, the United Kingdom and Japan who sell directly to consumers. In the United Kingdom, Changes International operates through Changes International (UK) Limited. At this time, all of Changes International's products are specially formulated and packaged for distribution through a network marketing sales force and are not intended for sale to retail outlets, except for limited distribution through kiosks that are operated by independent Changes distributors. Changes International generated net sales of $47.0 million, or 14.9%, of the Company's net sales in 1999. Under the Bronson brand name, Twinlab manufactures, markets and distributes vitamins, herbs, nutritional supplements and health and beauty aids that are sold through catalogs and specialty direct mailings to customers, including healthcare and nutritional professionals. The Company also markets and distributes nutritionally enhanced food bars and other nutritional products under the PR*Bar brand name directly to consumers through direct mailings and direct response sales. Approximately $20.3 million, or 6.4%, of the Company's 1999 net sales were attributable to sales through catalog and direct response sales.

Operating Divisions

      While the Company's products are marketed through the distribution channels discussed above, the

Company's operations are organized around the following six divisions:

o TWINLAB Division -- The TWINLAB division develops and manufactures vitamins, minerals, herbs, amino acids, sports nutrition products and nutritionally enhanced drinks and food bars under the TWINLAB, TruHerbs, Ironman Triathlon, MaxiLife, "Fuel" and other brand names for distribution in the health and natural food store and mass market distribution channels. The TWINLAB division accounted for approximately $195.6 million, or 62.0%, of the Company's net sales in 1999.

o Herbal Supplements and Teas Division -- The herbal supplements and teas division develops and manufactures the Company's products marketed and sold under the Nature's Herbs, and Alvita brand names through the health and natural food store and mass market distribution channels. This division generated approximately $30.8 million, or 9.8%, of the Company's net sales in 1999.

o Changes International Division -- The Changes International division develops and markets a line of vitamins, herbs and nutritional supplements under the Changes brand name for distribution exclusively through a network marketing sales force of independent distributors. This division accounted for approximately $47.0 million, or 14.9%, of the Company's net sales in 1999.

o Bronson Division -- Twinlab's Bronson division manufactures, markets and distributes vitamins, herbs, minerals and health and beauty aids under the Bronson brand name, which are sold through catalogs and direct mailings to customers. Through Health Factors, this division also manufactures private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis. The Bronson division generated net sales of $25.9 million, or 8.2%, of the Company net sales in 1999.

o PR*Nutrition Division -- The PR*Nutrition division develops, markets and sells nutritionally enhanced food bars, diet programs and other nutritional products under the PR*Bar and PR*Nutrition brand names for sale to consumers through direct and specialty mailings and direct response sales. Effective July 1, 1999, responsibility for sales of the Company's Ironman Triathlon food bar was transferred from the PR*Nutrition Division to the Twinlab Division, and sales attributable to such product line are reflected in the Twinlab Division sales subsequent to such date. The PR*Nutrition division generated net sales of $12.5 million in 1999, or 4.0%, of the Company's net sales in 1999.

o Publishing Division - Through Advanced Research Press, the publishing division is responsible for the publishing activities of the Company, including the publication of a monthly fitness magazine, Muscular Development, a monthly newsletter and select books concerning nutritional supplements and related subjects. ARP generated net sales of $3.8 million, or 1.1%, of the Company's net sales in 1999.

      Twinlab was incorporated under the laws of the State of Delaware in 1996 and maintains its principal executive offices at 150 Motor Parkway, Hauppauge, New York 11788. Its telephone number is 631-467-3140.

Business Strategy

      The Company's strategy is to increase sales and profits by furthering its leadership position in the sale of vitamins, herbs, sports nutrition products and other nutritional supplements to the health and natural food store channel while continuing to increase sales and market share in the mass market and direct sales distribution channels. Twinlab plans to implement this strategy both by capitalizing on the strength of its established brands as well as through the development and introduction of new products and product innovations for each of its distribution channels, to increase its penetration of foreign markets and to provide the advertising, marketing, operational and personnel support necessary to grow its businesses.

Specifically, the Company seeks to:

      Further Develop Portfolio of Brands -- Twinlab has developed a portfolio of core brands that is among the most recognized in the vitamin and nutritional supplement industry. The Company intends to continue to extend the reach of its TWINLAB, Nature's Herbs and Alvita brands in the health food distribution channel while furthering the development of its portfolio of proprietary brands, including the TruHerbs, Ironman Triathlon, Bronson, PR*Nutrition and Changes brands, targeted to the Company's respective channels of distribution. As in the past, the Company will promote its brands through strong marketing and advertising programs.

      Further Develop Multiple Channels of Distribution -- The Company intends to continue to increase its penetration of the domestic and international health and natural food store channel and expand its mass market, retail, network marketing, catalog and direct response businesses. By utilizing a multiple distribution channel approach, the Company believes it will be well positioned to also reach customers who historically have not shopped in health and natural food stores. If appropriate, the Company may seek to acquire selective products or product lines to distribute through these established channels.

      Continue to Introduce New Products and Product Innovations -- A cornerstone of the Company's success has been its ability to rapidly utilize innovative scientific and medical findings in its new product development efforts. The Company has consistently been among the first in its industry to introduce new products and product innovations that anticipate and meet customer demands for newly identified nutritional supplement benefits. As part of its ongoing research and development effort, the Company maintains an extensive library of scientific research publications and actively monitors a wide variety of publications containing scientific and medical research. The Company's geographically diverse network of wholesale distributors allows it to achieve rapid and broad distribution for new product launches. Over 100 new products were introduced in 1999 alone. The Company expects to introduce new products in the health and natural food store and mass market retail channels and approximately ten new products have already been introduced in 2000. Additional products are also expected to be introduced through the direct sales channel. During 1999, the Company initiated a product line rationalization designed to reduce costs and streamline its product presentation pursuant to which approximately 600 stock keeping units will ultimately be discontinued.

      Increase Penetration of Foreign Markets -- Management believes there are substantial opportunities for the Company to expand its presence in foreign markets. Independent of the Changes International business, the Company's international sales force is supported by a network of approximately 60 overseas distributor organizations, serving over 70 foreign countries. Approximately 7.3%, or $22.9 million, of the Company's net sales in 1999, including sales by Changes International, were derived from international sales originating from overseas. The Company presently has distribution arrangements covering many western European countries, including the United Kingdom, France, Italy, Belgium, the Netherlands and the Scandinavian countries; eastern European countries, including Russia; Latin American countries, including Mexico, Brazil, Chile and Argentina; Middle Eastern countries, including Israel and Saudi Arabia; several countries in Asia, including China and Singapore; and the Caribbean. As part of its continuing efforts to expand its international presence, the Company recently opened a representative office in the United Kingdom. In 1999, the Company entered into formal agreements with distributors in Australia and Japan. The Australia agreement also provides for the manufacture in Australia of a limited number of Twinlab products for distribution in Australia.

      Supplement Internal Growth Through Strategic Acquisitions -- The Company actively pursues acquisition and investment opportunities that will complement or extend its existing product lines or that would be compatible with its business philosophy and strategic goals. The Company believes that its leading and widely recognized brand names, broad distribution capabilities and ability to generate sales of its products through successful marketing programs provide it with a strategic advantage in pursuing and consummating such opportunities.

      Ongoing Investment in Personnel and Infrastructure -- The Company continues to make significant investments in developing its management team and building its infrastructure to support the growth of its businesses. As part of its ongoing efforts to maintain its reputation for providing the highest quality products and services to its customers, the Company continues to invest in its manufacturing and distribution facilities and management information systems. In 1999, the Company completed the expansion of its state-of-the-art manufacturing, distribution and warehouse facility in American Fork, Utah (the "Utah Facility"). The total size of the Utah Facility increased from 59,000 square feet to approximately 168,000 square feet, substantially increasing the Company's production, warehousing and distribution capacity. A portion of the costs associated with the Utah Facility expansion was financed through a ten year mortgage.

      There can be no assurance that the Company will successfully implement all or any part of its business strategy.

Industry

      Based on estimates in recent market reports conducted by Packaged Facts (the "Packaged Facts Report"), an independent research firm, the retail market for vitamins, minerals and other supplements (excluding sports nutrition, food bars and diet products; the "VMS Products") grew, through 1998, at a compound annual rate of 15.4% from $5.0 billion in 1994 to $8.9 billion in 1998. A large portion of this growth is attributable to an increase in sales of supplements (primarily herbal products), which grew from $1.3 billion in 1994 to $3.9 billion in 1998. Growth in this category was fueled by the widespread publicity surrounding such herbs as echinacea, garlic, ginseng, gingko, saw palmetto and St. John's Wort. In addition, according to the Packaged Facts Report, the retail market for sports nutrition products grew at a compound annual rate of 15.2% from approximately $720 million in 1994 to approximately $1.3 billion in 1998.

      Despite the growth reflected above through 1998, industry sources indicate that the growth rate in the nutritional supplement industry slowed significantly in 1999. The Company believes this slow down is partially due to a decline in sales at the retail level of St. John's Wort and other herbal products that were in greater demand in the first half of 1998, largely as a result of media attention, and to a more generalized industry-wide slowing of growth across most product categories. The Company believes that as a result, orders to manufacturers and suppliers were reduced in 1999.

      Management believes the historical industry growth through 1998 was caused by several factors, including; (i) favorable demographic trends towards older Americans, who are more likely to consume nutritional supplements; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) the nationwide trend toward preventive medicine in response to rising health care costs; (iv) increased consumer interest in alternative health and herb-related supplements; and (v) the heightened understanding and awareness of healthier lifestyles and the connection between diet and health. Moreover, although the industry has grown dramatically in recent years, there is still a large untapped domestic market as only an estimated 56% of Americans currently consume vitamins, herbs and nutritional supplements on a regular basis.

      Vitamin and nutritional supplements are sold through several channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), direct sales channels (including network marketing and catalog distribution), and e-commerce via the internet.

      Over the past several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Many studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of conditions including cancer, heart disease, stroke, arthritis, osteoporosis, mental fatigue, depression, declining immune function, macular degeneration, memory loss and neural tube birth defects. Reports have indicated that the United States government and universities have generally increased sponsorship of research relating to vitamins and nutritional supplements. In addition, Congress has established the Office of Alternative Medicine in the National Institutes of Health to foster research into alternative medical treatments which may include natural remedies and has also directed the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

      The Company expects that the aging of the United States population, together with a corresponding increased focus on preventative health measures, should result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 35-and-older age group of consumers, which represents a substantial majority of regular users of vitamin and nutritional supplements, is expected to grow significantly faster than the general United States population. Based on information supplied by Packaged Facts indicating that approximately 56% of Americans consumed vitamins and nutritional supplements on a regular basis in 1998, the Company believes that there is a large untapped domestic market for vitamins and nutritional supplements.

Products

      The Company manufactures and markets a highly diversified array of products in many product categories. The Company's product line includes vitamins, minerals, amino acids, fish and marine oils, sports nutrition products (including nutritionally enhanced food bars) and special formulas marketed under the TWINLAB trademark, a full line of herbal supplements, phytonutrients and herb teas marketed under the Nature's Herbs, TruHerbs and Alvita trademarks, a line of nutritional supplements marketed through Changes International under the Changes trademark, a full line of vitamins, herbal supplements and personal care items under the Bronson brand name through its catalog division and a line of nutritionally enhanced food bars under the PR*Bar trademark through its PR*Nutrition division. The Company also manufactures certain products under private label arrangements with third parties. Some of these products are manufactured by Health Factors, which also manufactures the majority of the Bronson catalog products. The Company also publishes health, fitness and nutrition-related publications through its Publishing division.

      Among the innovative products successfully launched in 1999, Twinlab, the Company's flagship brand, introduced Tomato Lycopene, Creatine Fuel Stack, Diet Fuel with Chitosan, Joint Care, Cholesterol Defense and Cell Boost with IP6. Bronson introduced Complete Nutrition Bars and Soy Isoflavones; Changes introduced Advanced CoQ10 with patented Tru-Sorb technology, and Thermo-Lift protein bars; PR* Nutrition launched a new diet supplement called PR* Slim Start, and expanded into encapsulated nutritional supplements. Nature's Herbs introduced Oregano Power, Red Clover Power and Tomato Power. These launches are strategically aligned with the Company's distribution strategy to develop channel-specific products to optimize sales and provide a degree of trade exclusivity.

      Twinlab Division. The TWINLAB division is responsible for the manufacture and sale of vitamins, minerals, amino acids, sports nutrition formulas and other nutritional supplement products marketed under the TWINLAB brand name, including multivitamins such as Daily One Caps and Animal Friends, single-entity vitamins such as B-1 Caps and Mega E Softgels, minerals such as Calcium Citrate Caps and Magnesium Caps, amino acids such as L-Glutamine Caps and Mega L-Carnitine Tabs, and nutritionally enhanced food bars under the Twinlab and Ironman Triathlon trademarks. These products are generally available in a variety of delivery forms, including liquid, powder, capsule and tablet to accommodate a variety of consumer tastes and preferences. This category targets a broad array of health conscious consumers, with particular emphasis on consumers who utilize nutritional supplements in their daily diet and who prefer premium quality ingredients in a variety of dosages and delivery methods.

      The sports nutrition products sold under the Twinlab brand consist of a wide variety of nutritional supplements designed for and targeted to active lifestyle consumers. These products are specially formulated to help individuals achieve their personal physical goals and enhance performance. Sports nutrition products include Diet Fuel, ZMA Fuel and Ripped Fuel, which are marketed for the preservation of lean body mass and the building of muscle mass in conjunction with a low fat diet and exercise program; Creatine Fuel, a university tested supplement designed to increase body mass and muscular performance; and Metabolift, a successful thermogenic formula. The Company's sports nutrition products are utilized by a variety of health conscious consumers including recreational, amateur and professional athletes in a variety of sports. The Company believes that its sports nutrition business serves to increase the Company's brand awareness among customers who, as they grow older, are likely to shift their buying patterns to include the Company's vitamins, herbs and other nutraceuticals.

      Twinlab's special formulas consist of a broad assortment of products formulated with specific health conditions or objectives in mind. Special formulas are primarily targeted to sophisticated users of health related products, including regular customers of health and natural food stores. Examples include Beyond Cholesterol, which assists with maintaining a healthy cholesterol level, OcuGuard Plus with Lutein, which is formulated for nutritional support for the eyes, Coenzyme Q10, which is designed for cardiovascular health and MaxiLIFE Glucosamine and Chondroitin Sulfate Formula, which nutritionally supports healthy bone and joint function. In addition, the Company sells a variety of fish and marine oils in a number of different delivery forms which offer a number of nutritional benefits, including favorable effects on cardiovascular health. In 1999, the Twinlab Division introduced, among other products, SeaStatin; ZMA Fuel; Super Whey Fuel and Skin Fitness.

      Herbal Supplements and Teas. Herbal supplements and phytonutrients (nutrients from botanical sources that are considered to have medicinal properties) have become increasingly important categories across all distribution channels. Through its Nature's Herbs brand, the Company produces a full line of herbal supplement and phytonutrient products, many of which offer natural alternatives to over-the-counter medications. The Company manufactures herbal and botanical supplements at the Company's modern FDA registered Utah Facility which are sold primarily under the Nature's Herbs and TruHerbs brand names. The Company's herbal products include single herbs, such as saw palmetto, garlic, ginseng and golden seal; traditional combinations, such as echinacea-golden seal; standardized extracts, such as St. John's Wort Power, Gingko Power, Bilberry Power and Milk Thistle Power sold under the Nature's Herbs POWER HERBS(R) brand name; and natural health care product formulations, such as Allerin and Coldrin. The Company manufactures and supplies herbal supplements to Wal-Mart for its Spring Valley private label line. Twinlab introduced the first line of time-release herbs ever developed. This advanced technology includes a unique micro-encapsulation process that permits the Company's herbal extracts to dissolve gradually and consistently throughout the day. Nature's Herbs brand products are packaged using the innovative FRESH CARE System developed by the Company. The FRESH CARE System is the first all-glass and antioxidant-protected herbal packaging system that helps remove oxygen while locking out air, moisture and light in order to maintain potency and to extend freshness.

      Through its Alvita product line, the Company offers herb teas in both single use bags and bulk. Alvita is one of the most recognizable tea brands sold through health and natural food stores. Founded in 1922, Alvita is one of the nation's oldest herb tea companies. Alvita purchases tea in bulk form, formulates blends of natural herb teas and designs the packaging for its products. Alvita's teas are currently blended and packaged at the Company's Utah facility and by an independent contractor. Alvita teas include Peppermint Leaf, Chamomile, Echinacea, Golden Seal, Ginger and Senna Leaf, as well as new-age blends such as Chinese Green Tea, available in a choice of citrus flavors. Alvita markets its products with an environmentally conscious theme by packaging bulk tea and tea bags in paper and recyclable foil pouches and by not utilizing shrink wrap for either its outer boxes or tea bags.

      Direct Sales Products. Through Changes International, a network marketing company that was acquired by the Company in November 1997, the Company develops and sells vitamins, herbs and nutritional supplements under the Changes brand name. Changes International operates through a sales force of independent distributors located throughout the United States, Canada, Japan and the United Kingdom. Changes International's products include Thermolift, a thermogenic diet product, Changes Relief, an advanced supplement that nutritionally supports healthy bone and joint functions, and Perfor-Max, an antioxidant formula. Substantially all of Changes International's products are specially formulated and packaged and are manufactured by an independent contractor pursuant to the Company's specifications solely for the network marketing sales force and are not intended for sale to retail stores at this time. During 1999, Changes International introduced Advanced Co-Q10 and Thermolift shakes and food bars, among other products.

      Bronson was acquired by the Company in April 1998. The Bronson catalog is a leading source for the direct (through mail order and the internet) sale of high quality nutritional supplement products. During 1999, the Bronson catalog and mailing lists were significantly updated, and a number of new products were added to the catalog, such as Bronson Complete Nutrition Bars and SAMe.

      PR*Nutrition. In August of 1998, the Company acquired PR*Nutrition, a distributor of nutritionally enhanced food bars, diet programs and related drink powders. The bars, powders and diet programs sold by the PR*Nutrition division are generally based upon a dietary ratio of forty percent carbohydrates, thirty percent protein and thirty percent fat. PR*Nutrition's products are manufactured by a third party pursuant to the

Company's specifications. The PR*Bar and PR*Powder are sold by PR*Nutrition through direct response. In 1999 PR*Nutrition introduced a line of vitamin and sports nutrition products to its existing product line, including a whey protein powder and a multi-vitamin.

      Publications. Through ARP, the Company publishes Muscular Development, a fitness magazine featuring a scientific advisory board and contributors considered to be among the most accomplished and knowledgeable in their respective fields. The magazine covers recent developments and provides innovative information in the fields of bodybuilding, training and nutrition research, supplements, health, sports, fitness and diet. This publication serves as a vehicle to increase public awareness of the Company's products and as an outlet for a portion of the Company's advertising program. The Company also publishes select books concerning nutritional supplements and related subjects.

Product Development

      The Company is recognized as an industry leader in new product development. The Company closely monitors consumer trends and scientific research, and has consistently introduced innovative products and programs in response thereto. The Company's product development staff regularly studies numerous health and nutrition periodicals, including the New England Journal of Medicine and the Journal of the American Medical Association, in order to generate ideas for new product formulations. Management believes that the Company's introduction of new products has increased market share for both the Company and its retail customers, and the Company intends to continue developing new products and programs in the future. Over 100 new products were introduced in 1999, including Beyond Cholesterol, SAM-e, Lycosoy Prostate Protector, ZMA Fuel, SeaStatin, Super Whey Fuel and the cosmeceutical breakthrough Skin Fitness. The Company's research and development expenses were $1.9 million in 1999, compared to $1.7 million in 1998.

Sales and Distribution

      The Company believes that its TWINLAB products have a presence in over 95% of the health and natural food stores in the United States, but that only approximately 20% of such stores carry a comprehensive line of the Company's products. The Company sells its products primarily through a network of more than 60 distributors, which service approximately 11,000 health and natural food stores throughout the country and other selected retail outlets. Sales to domestic distributors represented approximately 63.3% of the Company's net sales in 1999. The Company's distributor customers include GNC, Tree of Life, Super Nutrition, United Natural Foods, Inc., Nature's Best, Inc. and other distributors that supply retailers of vitamins, herbs, food bars and other nutritional supplements. Management believes that it sells its products to every major domestic nutritional supplement distributor servicing health and natural food stores and is generally the largest independent supplier of nutritional supplements to such distributors.

      Several of the Company's distributors such as GNC, Tree of Life and United Naturals are national in scope, but most are regional in nature and operate one or more localized distribution centers. Generally, the Company enters into nonexclusive area rights agreements with its domestic distributors, who are also responsible for new account development. Retailers typically place orders with and are supplied directly by the Company's distributors. In the past ten years, the Company has not lost a major distributor customer other than through consolidation with an existing customer of the Company. The breadth and depth of the products manufactured by the Company and its ability to manufacture products with minimal throughput times enables the Company to maintain extremely high order fill rates, which management believes are among the highest in the industry, with its customer base.

      GNC accounted for approximately 20% of the Company's net sales in 1999. No other single customer accounted for more than 10% of the Company's net sales in 1999. The largest retail organization in the health and natural food store channel which sells the Company's products is GNC, with approximately 4,260 stores.

      The Company believes that substantial long-term growth opportunities exist within the mass market distribution channel. The Company's customers among mass market retailers include Wal-Mart, Albertson's, Inc.,

American Stores, Inc., Rite Aid Corporation, Walgreen, CVS, Kroger and Target. Management is continuing its efforts to expand its presence in mass market retail outlets and hired additional management and staff in 1999 to focus on this market.

      Changes International currently markets and distributes more than 25 products through a network of over 70,000 independent distributors in the United States, Canada, Japan and the United Kingdom. The distributor network markets Changes International's products directly to consumers.

      Approximately 7.3%, or $22.9 million, of the Company's net sales in 1999, were derived from international sales originating from overseas distributor organizations, an increase of over ten percent in net sales from 1998. The Company presently has distribution agreements covering many western European countries including Great Britain, France, Belgium, Italy, the Netherlands and the Scandinavian countries; eastern European countries including Russia; Latin American countries including Mexico, Chile, Brazil and Argentina; Middle Eastern countries including Israel and Saudi Arabia; and several other countries in the Far East, including China and Singapore, and the Caribbean. In 1999, the Company established a representative office in Europe, entered into a distribution agreement in Japan with Suntory, a prominent Japanese company, and entered into distribution and manufacturing agreements covering Twinlab sales in Australia.

Advertising and Marketing

      The Company's advertising and marketing strategy has been a critical component of the Company's strong brand name recognition and leading position within the nutritional supplement industry.

      The Company's advertising expenditures were approximately $21.3 million in 1999, $20.7 million in 1998 and $15.9 million in 1997. As the Company's retail customers align themselves with fewer vendors of brand name products, the Company believes that its strong commitment to advertising and promotion will continue to constitute a significant competitive advantage. The Company's advertising strategy stresses brand awareness of the Company's various product categories in order to generate purchases by consumers and also communicates the points-of-difference between the Company's products and those of its competitors. The Company's support of key retailers included a major "Power Trip" consumer promotion sweepstakes in 1999 run exclusively at GNC.

      The Company supports its key product categories through its sponsorship of television and radio programming on network and cable stations such as ABC, CBS, Fox, VH-1, USA and ESPN. During 1999, the Company sponsored the CBS television Wellness Report, and its products were advertised on such popular nationally broadcast television programs as The Practice, Ally McBeal, WWF Wrestling and coverage of Major League Baseball, the National Football League and the National Basketball Association.

      Print advertisements continue to be an integral part of the Company's advertising efforts. During 1999, the Company advertised in consumer magazines and newspapers such as Better Nutrition, Delicious, Vegetarian Times, Let's Live, Natural Health, Nutrition Science Journal, New Age Journal, Muscle & Fitness, Flex and USA Today.

      Other marketing and advertising programs conducted by the Company include participation in or sponsorship of sporting events such as the Boston Marathon, the San Diego Marathon, the New York Marathon, the Ironman Triathlon World Championship in Hawaii, and bodybuilding shows, including Team Universe and Fitness America. In addition, the Company promotes its products at major industry trade shows and through in-store point of sale materials. The Company also engages athletic personalities as well as scientists to communicate on the Company's behalf with the trade and the public and to promote the Company's products. In March of 2000, the Company announced it had entered into an agreement with tennis star Andre Agassi, whereby Agassi will serve as a Company spokesperson and be featured in Twinlab advertising.

      The Company has extended its marketing efforts to include various sites on the World Wide Web, including http://www.twinlab.com, which provides an overview of the Company in addition to a product catalog. The site also provides a list of retailers carrying the Company's products and is linked to other Company sites, including those of the Company's herbal supplement and teas division (http://www.herbalvillage.com); the PR*Nutrition division (http://www.prbar.com); the Bronson division (http://www.bronsononline.com) and the publishing division (http://www.musculardevelopment.com). Changes International's web site can be reached at http://www.changesinternational.com. Information and other materials contained in any of the Company's World Wide Web sites shall not be deemed to be a part of or incorporated by reference into this Annual Report on Form 10-K.

      Bronson has expanded its presence on the Internet giving it the ability to better serve its current customers and attract new ones. Similarly, Changes International significantly updated its internet business site.

      In addition, the Company's products are sold through hundreds of third party websites including vitaminshoppe.com, planetrx.com and cvs.com.

      1999 was also marked by the launch of a strategic alliance with www.adoctorinyourhouse.com. This innovative, health oriented website, featuring health information updates by medical experts and celebrity spokespeople, is linked to the Changes International website as an awareness-building and recruitment tool.

Customer Sales Support

      The Company's established customer relationships at the wholesale and retail levels are based upon the Company's long-standing commitment to a high level of customer service. The Company's sales force currently consists of approximately 40 dedicated sales professionals who work to gain better placement and additional shelf space for TWINLAB, Nature's Herbs, Alvita and PR*Nutrition products and to stay abreast of customer needs. These sales representatives are assigned to specific territories covering the continental United States, Hawaii and Alaska. These personnel work with distributors and retailers to enhance knowledge of the Company's products and to maximize shelf exposure for TWINLAB, Nature's Herbs, Alvita and PR*Nutrition products. During 1999, the Company significantly expanded its administrative and sales staff to service sales to retailers in the mass market channel, particularly its sales of Twinlab, TruHerbs and Ironman Triathlon supplements. The Company services its mass market accounts through a full-time in-house staff of sales professionals and a nationwide broker network. The Company, through its in-house creative services team, also designs, produces and supplies a broad range of marketing literature, including brochures, pamphlets and in-store display materials to help educate retailers and consumers as to the benefits of the Company's products.

      The Company maintains in-house consumer service and customer sales support departments to respond to inquiries concerning product applications, background data, ingredient compositions and the efficacy of products. The consumer service departments of each division are staffed by full time nutrition experts and other specially trained employees.

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

Manufacturing and Product Quality

      Most of the Company's products are manufactured at the Company's 72,000 square foot manufacturing facility located in Ronkonkoma, New York (the "Ronkonkoma Facility") and the Company's FDA registered Utah Facility. The Company's products are packaged at and distributed from the Company's 106,515 square foot warehousing and packaging facility located in Bohemia, New York (the "Bohemia Facility"), as well as the Utah Facility. The Bohemia Facility was leased by the Company commencing in 1998. The Utah Facility expanded in 1999 from approximately 59,000 square feet to approximately 168,000 square feet. Herb teas are currently packaged at the Utah Facility and by an independent contractor and are warehoused at and shipped from the Utah Facility. The products of Changes International and PR*Nutrition are currently manufactured and packaged by independent contractors pursuant to the Company's specifications. Changes International's products are currently warehoused in Arizona and Virginia, and PR Nutrition's product are currently warehoused in the Utah Facility and California, respectively. In connection with the Bronson acquisition, the Company acquired two adjacent, approximately 15,000 square foot manufacturing and warehouse facilities in Tempe, Arizona (collectively the "Tempe Facility") that manufacture and store the Bronson brand products and manufacture certain other products for third parties. The Company's modern manufacturing facilities provide the Company with the capability to promptly meet customers' sales demands and to maintain the highest level of quality control. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements. Management believes that the Company's manufacturing facilities are among the most advanced in the nutritional supplement industry. The recently completed Utah Facility provides additional capacity for production, warehouse and distribution operations, as well as additional office space for the herbal supplement and teas division. Management believes that the Company's Ronkonkoma, Bohemia, Utah and Tempe Facilities will be sufficient to enable the Company to meet sales demand for the foreseeable future. If additional space is required, management believes that it will have the option to lease or purchase additional space or to construct additional facilities. See Item 2 "Properties."

      The Company's modern manufacturing operations feature the highest quality blending, filling and packaging capabilities, which enable the Company to offer quality and consistency in formulation and dosage forms. The Company operates flexible manufacturing lines which enable it to efficiently and effectively shift output among various products as dictated by customer demand. The Company is capable of producing over 40 million capsules and tablets, over 100,000 pounds of blended powder and up to 2,500 gallons of liquid preparations per day. The Company has twelve high-speed capsule and tablet packaging lines, two high-speed liquid filling lines and two powder filling lines, which are capable of operating simultaneously, at its Ronkonkoma, Bohemia, Utah and Tempe Facilities. The Company manufactures the powders used in its single-serving sports drink products and utilizes a contract bottler for the hydration and bottling of such products. The Ronkonkoma Facility operates, when necessary, on a 24-hour work day that includes two production shifts and a third shift primarily for cleaning, maintenance and equipment set-up.

      The Company sources its raw material needs from many different suppliers, including some of the largest pharmaceutical and chemical companies in the world. The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any single supplier for its needs. No single supplier accounted for more than 10% of the Company's total purchases in 1999.

      The Company believes that quality standards are a significant factor in consumer purchase decisions, and the Company believes it has established a competitive advantage based on the premium quality of its products. All capsule and tablet products manufactured by the Company are visually inspected before being packaged. Moreover, the Company's products undergo comprehensive quality control testing procedures from the receipt of raw materials to the release of the packaged product. The Company utilizes real-time computerized monitoring of its manufacturing processes to ensure proper product weights and measures. In addition, the Company maintains three in-house laboratories with state-of-the-art testing and analysis equipment where the Company performs most of its testing, including stability tests, active component characterization utilizing thin-layer and high-pressure liquid chromatography, and UV visible and infrared spectrometry. The Company contracts with independent laboratories to perform the balance of its testing requirements. A team of full-time quality assurance professionals regularly conducts a wide variety of visual and scientific tests on finished products, and samples of raw materials and finished products are generally retained for quality control purposes.

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

      During 2000, the Company intends to implement a corporate-wide Enterprise Resource Planning system that should provide enhanced delivery of management information and strengthen its financial processes. The Company anticipates the resulting improvement will provide greater efficiency and effectiveness in a number of business areas.

Competition

      Vitamins and nutritional supplements are sold primarily through the following channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers), and direct sales channels (including network marketing, catalog and internet distribution).

      The Company's principal competitors in the health and natural food store market include Nutraceutical International Corporation, Weider Nutrition International, Inc., Nature's Way Products, Inc., Natrol, Inc., Nature's Plus Inc., and Solgar Vitamin and Herb Company (acquired by American Home Products, Inc. during 1998). Private label products of the Company's retail customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are products offered under GNC's own private label. GNC was acquired in 1999 by Royal Numico N.V.

      The Company believes that a growing number of health and natural food store retailers are increasingly likely to align themselves with those companies which offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of premium products, premium brand names, commitment to quality, ability to rapidly introduce innovative products, high customer-order fill rate, strong and effective sales force and distribution network, and sophisticated advertising and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

      In the mass market channel of distribution, the Company competes with major private label and broadline brand manufacturers, including Leiner Health Products Inc., Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc., certain of which are larger and have access to greater resources than the Company. Several major pharmaceutical companies including American Home Products, Warner-Lambert and Bayer, all of whom have substantially greater financial and personnel resources than the Company, introduced proprietary branded lines of herbal supplements into the mass market channel during 1998. The Company believes it competes on the basis of customer service, product quality, pricing and marketing support. The Company believes that it competes favorably with other companies because of its (i) sales and marketing strategies, (ii) customer service (including speed of delivery) and (iii) reputation as being a supplier of premium quality products.

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

      In addition to the aforementioned retail competitors, the Bronson catalog competes with many other nutritional supplement catalogs, including those distributed by Amrion, NBTY and individual retail stores and chains. Bronson also competes with the many internet sites that are devoted to the sale of nutritional supplements. PR*Nutrition competes against other manufacturers and distributors of nutritionally enhanced food bar products, including Powerbar, Clif Bar and MetRx. With respect to bars that are formulated based on a nutritional concept of forty percent carbohydrates, thirty percent protein and thirty percent fat, the primary competitor is Balance

Bar, marketed by Balance Bar, Inc. In January 2000, Kraft Foods Inc., a division of Philip Morris Cos. Inc., announced that it was buying Balance Bar.

Regulatory Matters

Government Regulation

      The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements in the United States.

      On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This law revised the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a statutory class of "dietary supplements." This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The substantial majority of the products marketed by the Company are classified as dietary supplements under the FFDC Act.

      Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only a limited number of health claims for dietary supplements. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post- use notification to the FDA, are met. Such statements, commonly referred to as "structure function" claims, may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g. "promotes your cardiovascular health").

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

      Governmental regulations in foreign countries where the Company plans to commence or expand manufacturing or sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation or relabeling of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company and the Company's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

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

      On November 18, 1998, the FTC published "Dietary Supplements: An Advertising Guide for Industry," a guide describing FTC policy governing dietary supplement advertising. The guide provides additional explanation but does not substantively change the FTC's policy requiring that product claims be truthful and supported by adequate substantiation as to the truthfulness of the claim.

      Changes is subject to regulation under various international, federal, state and local laws which include provisions regulating, among other things, the operation of direct sales programs. In addition, many countries currently have laws that would restrict or prohibit direct sales companies, such as Changes, from conducting business therein.

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

      See "Risk Factors, Ma Huang".

Employees

      At December 31, 1999, the Company employed 1,137 persons, of which 368 were involved in executive, sales and administrative activities. The balance of the Company's employees were engaged in production, packaging and shipping activities. None of the Company's employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

Trademarks and Patents

      The Company owns trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in many other countries for its TWINLAB, Nature's Herbs, Alvita, and the Fuel family of trademarks, and has rights to use other marks material to its business. In addition, the Company has obtained over two hundred trademark registrations for various of its product names in the United States. The Ironman Triathlon trademark is licensed to the Company. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. The Company currently has one patent application pending.

FACTORS AFFECTING FUTURE PERFORMANCE

Uncertainty Related to Acquisitions

      The Company may pursue acquisition opportunities that complement or extend its existing products or are compatible with its business philosophy and strategic goals. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will consummate future acquisitions on satisfactory terms, if at all, that adequate financing will be available on terms acceptable to the Company, if at all, that any acquisition will be permitted under the Company's financing instruments, that any acquired product lines or businesses will be successfully integrated or that such product lines or businesses will ultimately have a positive impact on the Company, its financial condition or operations. In addition, such acquisitions could result in substantial equity dilution to existing stockholders.

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

Competition

      The business of developing, manufacturing and selling vitamins, minerals, herbs, sports nutrition products, nutritional supplements and other nutraceuticals is highly competitive in all channels of distribution. There are numerous companies selling products competitive to the Company's products to mass merchandisers, drug store chains, independent drug stores, supermarkets, health and natural food stores, as well as through catalogs, the internet and network marketing. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. See "Competition."

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

      Furthermore, the Company believes that the growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

Dependence on Wholesale Distributors and Customers

      The Company's success depends in part upon its ability to attract, retain and motivate a large base of wholesale distributors, and its ability to maintain a satisfactory relationship with GNC, Tree of Life, and Wal-Mart.

The loss of GNC or Tree of Life as a distributor or Wal-Mart as a customer, or the loss of a significant number of other distributors or customers, or a significant reduction in purchase volume by GNC, Tree of Life, Wal-Mart or such other distributors or customers, for any reason, would have a material adverse effect on the Company's results of operations and financial condition.

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

Ma Huang

      A number of the Company's products include an herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine. Certain of such products also contain caffeine or other central nervous system stimulants. Such products accounted for approximately 28% of the Company's net sales in 1999. The Company's products which contain Ma Huang are generally marketed for bodybuilding, weight loss, sports nutrition and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise, and as natural alternatives to over-the-counter medications.

      Ma Huang has been the subject of certain adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. The FDA has proposed regulations relating to the sale of dietary supplements containing Ma Huang which, if promulgated in final form, would require the Company to substantially reformulate and relabel almost all of its Ma Huang products and would limit potency, require warnings, prohibit certain combination products and would preclude the Company from making bodybuilding and weight loss claims for such products. Comments from industry participants and inquiries from Committees of the United States Congress have been filed with the FDA challenging the scientific and legal basis for the proposed regulations. Additionally, the General Accounting Office ("GAO"), an investigating arm of Congress, reviewed the FDA's proposed regulations and concluded that the FDA needed to provide better evidence to support the proposed regulations on supplements containing ephedra. The Company is not able to predict whether the FDA's proposed regulations will become final. A number of state and local governments have proposed or passed legislation prohibiting or regulating the sale of Ma Huang products. The Company's products containing Ma Huang may become subject to further federal, state and local or foreign laws or regulations, which could require the Company to reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang and/or relabel its products with different warnings or revised directions for use. There can be no assurance as to whether any resulting reformulation, relabeling or change in the marketing of the Company's Ma Huang products would have a material adverse effect on the sales of such products or the Company's results of operations and financial condition. See "Legal Proceedings."

Item 2. PROPERTIES

      The Company owns a vitamin, mineral and nutritional supplement manufacturing facility in Ronkonkoma, New York. In April 1998, the Company moved substantially all of its executive and administrative offices to approximately 21,636 square feet of leased space in a modern office building in Hauppauge, New York. The Company has since leased an additional 8,484 square feet of office space in the Hauppauge building. The Company also leases 26,300 square feet of warehouse space in Ronkonkoma, 106,515 square feet of packaging, warehousing and shipping space in Bohemia, New York and 5,000 square feet of office space in Ronkonkoma. In addition, the Company owns a modern FDA-registered Utah Facility. The Utah Facility was initially constructed as an approximately 59,000 square foot facility in 1993 and was recently expanded to approximately 168,000 square feet. The Utah Facility houses office, manufacturing, distribution and warehousing facilities. The Company also leases office space in Florida for Changes International. The Company owns approximately 30,000 square feet of total manufacturing and warehouse space in two separate 15,000 square foot adjacent properties in Tempe, Arizona and leases an additional 2,200 square feet of warehouse space in Tempe. The Company leases approximately 14,500 square feet of office and warehouse space for its PR*Nutrition operations in San Diego, California.

      The Company believes that its facilities and equipment generally are well maintained and in good operating condition. During 1999, the Company completed construction of an addition to its Utah Facility that provides additional capacity for production, warehouse and distribution operations, as well as additional office space. A substantial portion of the costs of this construction was financed through a ten year mortgage. Management believes that the Company's Ronkonkoma, Utah and Tempe Facilities, coupled with its leased space in Bohemia, Hauppauge, Ronkonkoma, San Diego and Tempe will be sufficient to enable the Company to meet manufacturing, warehousing, distribution and sales demand for the foreseeable future. If additional space is required, management believes that it will have the option to lease or purchase additional space or to construct an additional facility.

Item 3. LEGAL PROCEEDINGS

      The Company, like other manufacturers and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While such claims to date have not been material to the Company and the Company maintains product liability insurance, there can be no assurance that product liability claims and the resulting adverse publicity will not have a material adverse effect on the Company. The Company carries insurance in the types and amounts that management considers reasonably adequate to cover the risks associated with its business. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities; for example, punitive damages may not be covered by insurance in many states.

      The Company has been named as a defendant in several currently pending lawsuits alleging that its Ma Huang containing products caused injuries and/or damages, as well as two proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. The Company believes that such lawsuits, if successful, would not have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

Securities Law Litigation

      A shareholder class action lawsuit is pending before the United States District Court for the Eastern District of New York against the Company, certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs includes all buyers of the Company's stock from March 17, 1998 through February 24, 1999. In December 1999, the Company purchased an insurance product that provides additional insurance that is expected to substantially cover the potential financial consequences of the shareholder class action lawsuit. The cost of the policy to the Company was $15 million, a portion of which may be refundable depending upon the ultimate settlement or judgment in the action.

      On February 11, 1999, the former shareholders of PR*Nutrition commenced a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. In November 1999, the lawsuit was settled for a cash payment of which the Company contributed $4 million with the balance paid through insurance proceeds. Further, the Company purchased 1,138,800 shares of the Company's common stock from the former shareholders of PR*Nutrition representing all of the Company's shares owned by such individuals, at a price of $8.4375 per share for an aggregate purchase price of $9,609,000. The purchase of such shares was part of a five million share repurchase program. See Item 7, "Liquidity and Capital Resources."

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal year 1999, no matters were submitted to a vote of security holders of the Company.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company has traded on the Nasdaq National Market since the Company's initial public offering (the "IPO") of its common stock, par value $1.00 per share (the "Common Stock"), in November 1996, in which 8,500,000 shares of Common Stock were issued by the Company. Prior to the IPO, there was no public market for the Common Stock. On March 17, 2000, the last reported sales price of the Company's Common Stock as reported on the Nasdaq National Market was $7.563. As of March 17, 2000, there were 205 holders of record of the Company's Common Stock. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for 1998 and 1999 are summarized below.

                                                   High          Low
                                                   ----          ---
1998
First Quarter...............................      $33.875      $22.580
Second Quarter..............................       45.750       35.250
Third Quarter...............................       47.875       24.375
Fourth Quarter..............................       26.438       11.500

1999
First Quarter...............................      $15.625       $6.500
Second Quarter..............................       11.000        7.625
Third Quarter...............................       10.000        7.125
Fourth Quarter..............................       10.500        7.750

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

      The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Twinlab conducts its business through its direct and indirect subsidiaries and has no operations of its own. The principal assets of Twinlab are the capital stock of its direct and indirect subsidiaries. Accordingly, Twinlab has no independent means of generating revenues. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Financing arrangements under which Twin is the borrower restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab, except in certain limited circumstances. The payment of cash dividends in the future will depend upon, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

Item 6. SELECTED FINANCIAL DATA

      The selected financial data as of December 31, 1999, 1998, 1997, 1996 and 1995 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, is included elsewhere herein. The selected financial data below also presents pro forma financial data relating to (i) the Company's conversion of tax status from an "S" corporation to a "C" corporation as a result of the Transactions (as hereinafter defined), (ii) the Transactions and the IPO and (iii) PR*Nutrition's conversion of tax status from an "S" corporation to a "C" corporation as a result of its acquisition by the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 to this Annual Report.

                  [Remainder of Page Intentionally Left Blank]

                                                             1999            1998         1997           1996(a)         1995
                                                             ----            ----         ----           -------         ----
Operating Data:
Net sales .............................................   $ 315,604       $ 333,375      $ 229,614       $ 182,010      $ 154,805
Gross profit ..........................................     147,197         169,942        104,188          79,792         63,888
Operating expenses ....................................     131,723         106,755         52,072          37,108         30,607

Litigation costs ......................................      19,000              --             --              --             --

Merger expenses .......................................          --           1,462             --              --             --
Income (loss) from operations .........................      (3,526)         61,725         52,116          42,684         33,281

Interest expense ......................................       5,289           8,119         12,336          10,012            875

Nonrecurring and transaction expenses .................          --              --             --          15,700 (b)        656

Net income (loss) .....................................      (5,176)         29,691         25,876          14,970 (b)     31,857
                                                          =========       =========      =========       =========      =========
Basic and diluted net income (loss) per share (c ) ....   $   (0.16)      $    0.94      $    0.92       $    0.36 (b)  $    1.13
                                                          =========       =========      =========       =========      =========
Basic weighted average shares outstanding (d) .........      31,594          31,492         28,192          28,150         28,150
                                                          =========       =========      =========       =========      =========
Diluted weighted average shares outstanding (d) .......      31,594          31,607         28,228          28,150         28,150
                                                          =========       =========      =========       =========      =========
Pro forma relating to change in tax status: (e)
Historical income before provision for income taxes
  and Extraordinary item .................................                $  54,989      $  40,022       $  17,608      $  32,127

Pro forma provision for income taxes ..................                      21,524         15,429           6,788         12,742
                                                                          ---------      ---------       ---------      ---------
Pro forma income before extraordinary item ............                      33,465         24,593          10,820         19,385

Extraordinary item ....................................                      (4,941)(f)         --          (1,792)(g)         --
                                                                          ---------      ---------       ---------      ---------
Pro forma net income ..................................                   $  28,524      $  24,593       $   9,028      $  19,385
                                                                          =========      =========       =========      =========
Basic income before extraordinary item per share (c ) .                   $    1.06      $    0.87       $    0.21      $    0.69
                                                                          =========      =========       =========      =========
Diluted income before extraordinary item per share (c)                    $    1.06      $    0.87       $    0.21      $    0.69
                                                                          =========      =========       =========      =========
Basic net income per share (c ) .......................                   $    0.91      $    0.87       $    0.15      $    0.69
                                                                          =========      =========       =========      =========
Diluted net income per share (c) ......................                   $    0.90      $    0.87       $    0.15      $    0.69
                                                                          =========      =========       =========      =========
Pro forma for the Transactions and the IPO: (h)
Net income ............................................                                                  $  18,631      $  12,410
                                                                                                         =========      =========
Basic and diluted net income per share ................                                                  $    0.66      $    0.44
                                                                                                         =========      =========
Other Data:
Income from operations margin (i) .....................        (1.1)%          18.5%          22.7%           23.5%          21.5%
Capital expenditures ..................................   $  16,177       $  18,037      $   4,022       $   2,480      $   2,740



Balance Sheet Data:
Net working capital (excluding cash and cash
 equivalents, marketable securities and current debt) .   $  80,969       $  96,443      $  57,604       $  43,871      $  39,205
Property, plant and equipment, net ....................      46,168          34,181         14,263          14,424         13,153
Total assets ..........................................     286,257         290,018        173,010         142,978         75,857
Total debt (including current debt) ...................      63,800          43,531        114,379         120,728          8,792
Shareholders' equity ..................................     163,525         205,485         30,881           2,367         55,673

(a) Ross Blechman, CEO and President of the Company, Brian, Dean, Neil and Steve Blechman, each an Executive Vice President of the Company, David and Jean Blechman, Stephen L. Welling, the President of the Retail Channel of the Company (collectively, the "Stockholders"), Green Equity Investors II, L.P. ("GEI") and certain other parties entered into a Stock Purchase and Sale Agreement, dated as of March 5, 1996, as amended (the "Acquisition Agreement"), pursuant to which, among other things, on May 7, 1996 (i) GEI acquired 48% of the Common Stock of Twinlab for aggregate consideration of $4.8 million and shares of Junior Preferred Stock for aggregate consideration of $37.0 million, (ii) certain other investors acquired 7% of the Common Stock of Twinlab for aggregate consideration of $0.7 million and shares of Senior Preferred Stock (together with the Junior Preferred Stock, the "Preferred Stock") for aggregate consideration of $30.0 million, (iii) the Senior Executive Officers exchanged certain of their shares of common stock of Twin (formerly known as Natur-Pharma Inc.) for 45% of the outstanding shares of Common Stock of Twinlab valued at $4.5 million and, (iv) Twinlab purchased all of the remaining shares of common stock of Twin from the Stockholders for cash, resulting in Twin becoming a wholly owned subsidiary of Twinlab. The total cash consideration that the Stockholders received was approximately $212.5 million, the majority of which was paid to David and Jean Blechman. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (the "Original Credit Facility") (which provided for a term loan facility in the amount of $53.0 million and a revolving credit facility in the amount of $15.0 million) and issued $100.0 million principal amount of its Old Notes in the Note Offering (collectively with the Acquisition and the Original Credit Facility, the "Transactions"). The net cash proceeds of the Note Offering were used, together with borrowings under the Original Credit Facility, the proceeds from the issuance of the Common Stock and Preferred Stock of Twinlab and available cash of the Company, to finance the Acquisition, to refinance approximately $7.0 million aggregate principal amount of debt of the Company and to pay related fees and expenses. The net proceeds of the initial public offering ("IPO") of approximately $93.7 million, together with available cash resources of the Company and approximately $20.0 million of borrowings under the Amended and Restated Credit and Guarantee Agreement, dated November 15, 1996 (the "Revolving Credit Facility"), were used to repay all of the Company's outstanding indebtedness under the Original Credit Facility and to redeem all of the outstanding shares of Preferred Stock.

(b) Reflects $15.3 million of nonrecurring non-competition agreement expense and $0.4 million of Transaction expenses.

(c) Basic and diluted income per share has been computed by dividing net income (and pro forma income before extraordinary item and pro forma net income for 1995 and 1996), after reduction for Preferred Stock dividends, by the applicable weighted average shares outstanding.

(d) Diluted weighted average shares outstanding for 1995 and 1996 represents the number of equivalent shares outstanding after giving retroactive effect to Twinlab's 18.5 for 1 stock split (effected in the form of a stock dividend) and assumes that the 10,175,000 shares of Common Stock issued in connection with the Acquisition and the 8,500,000 shares of Common Stock issued in connection with the Company's IPO were outstanding.

(e) Prior to May 1996, the Company consisted of "S" corporations and, accordingly, federal and state taxes were generally paid at the shareholder level only. Upon consummation of the Transactions, the Company eliminated its "S" corporation status and, accordingly, became subject to federal and state income taxes. In addition, PR*Nutrition was an "S" corporation prior to its acquisition in August 1998. Upon consummation of its acquisition, PR*Nutrition terminated its "S" corporation status.

(f) Represents the premium paid and the write-off of previously deferred finance costs relating to the redemptions of the Notes.

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

Results of Operations

      The Company operates through six primary business divisions: the TWINLAB division, the Herbal Supplements and Teas division, the Changes International division, the Bronson division, the PR*Nutrition division and the Publishing division. Products sold by the TWINLAB division include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the TWINLAB brand name. In addition, effective July 1, 1999, the TWINLAB division began marketing nutritionally enhanced food bars under the Ironman Triathlon trademark. The Herbal Supplements and Teas division produces and markets a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand and a full line of herb teas marketed under the Alvita brand. The Company's network marketing activities are conducted through Changes International, which was acquired by the Company in November 1997. The Bronson division, acquired effective April 30, 1998, markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog and also manufactures, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. The PR*Nutrition division markets nutritionally enhanced food bars marketed under the PR*Bar trademark. The Company's publishing activities are conducted through ARP.

      The following table sets forth, for the periods indicated certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of net sales.

                                             Year Ended December 31,
                                             -----------------------
                                          1999          1998       1997
                                          ----          ----       ----
           Net Sales:                         (dollars in millions)
TWINLAB Division ............   $  195.6     62.0%  $  172.7    51.8%  $  156.0    67.9%
Herbal Supplements &
 Teas Division ..............       30.8      9.8       65.8    19.7       45.2    19.7
Changes International
 Division ...................       47.0     14.9       51.3    15.4        7.0     3.1
Bronson Division ............       25.9      8.2       18.7     5.6         NA      NA
PR*Nutrition Division .......       12.6      4.0       20.9     6.3       16.4     7.1
Publishing Division .........        3.7      1.1        4.0     1.2        5.0     2.2
                                --------    -----   --------    ----   --------   -----
Net Sales ...................      315.6    100.0      333.4   100.0      229.6   100.0
Gross Profit ................      147.2     46.6      169.9    50.9      104.2    45.4
Operating Expenses ..........      131.7     41.7      106.8    32.0       52.1    22.7
Litigation Costs ............       19.0      6.0         NA      NA         NA      NA
Merger Expenses .............         NA       NA        1.4     0.4         NA      NA
                                --------    -----   --------    ----   --------   -----
Income (Loss) From
Operations                      $   (3.5)    (1.1)% $   61.7    18.5%  $   52.1    22.7%
                                ========    =====   ========    ====   ========   =====

Fiscal 1999 Compared to Fiscal 1998

      Net Sales. Net sales for fiscal 1999 were $315.6 million, a decrease of $17.8 million, or 5.3%, as compared to net sales of $333.4 million for fiscal 1998. Net sales at the TWINLAB division were $195.6 million, an increase of $22.9 million or 13.3% compared to the $172.7 million in sales in 1998. This increase was due to increased demand for sports nutrition and special formula products sold by the TWINLAB division, the expansion of established accounts, new product introductions and product specific advertising. Sales of the Herbal Supplements and Teas division were $30.8 million, a decrease of $35.0 million or 53.2% from the $65.8 million in sales in 1998. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The herbal category for fiscal 1999 cycled against a particularly tough 1998 comparison, which benefited from substantial sales of St. John's Wort and other herbal products. The Changes International division contributed $47.0 million to 1999 net sales as compared to $51.3 million in 1998. The Bronson division, which was acquired effective April 30, 1998, contributed $25.9 million to 1999 net sales as compared to $18.7 million in 1998. The PR*Nutrition division contributed $12.6 million to 1999 net sales as compared to $20.9 million in 1998. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the TWINLAB division and sales attributable to such product line are reflected in the TWINLAB division subsequent to such date. Publishing activities contributed $3.7 million to 1999 net sales as compared to $4.0 million in 1998.

      Gross Profit. Gross profit for fiscal 1999 was $147.2 million, which represented a decrease of $22.7 million or 13.4%, as compared to $169.9 million for fiscal 1998. Gross profit margin was 46.6% for 1999, as compared to 51.0% for fiscal 1998. The overall decline in fiscal 1999 gross profit dollars and margin was primarily attributable to the Company's lower sales volumes, particularly in the herbal category, increased inventory reserves, and the write-off of certain obsolete inventory.

      Operating Expenses. Operating expenses were $131.7 million for fiscal 1999, representing an increase of $24.9 million, or 23.4%, as compared to $106.8 million for fiscal 1998. As a percent of net sales, operating expenses increased from 32.0% for fiscal 1998 to 41.7% for fiscal 1999. The increase in operating expenses was primarily attributable to increased selling and marketing expenses, comprised primarily of an increase in the Company's advertising and promotional expenses as a result of the Company adding to its marketing and sales staff to support its entry into new distribution channels.

      Costs Related to Litigation. For the year ended December 31, 1999, the Company incurred expenses of $19.0 million related to (i) the $15.0 million purchase of an insurance product that is expected to substantially cover the potential financial consequences of the shareholder class action lawsuit and
(ii) the settlement of a lawsuit commenced by the former shareholders of PR*Nutrition in which the Company contributed $4.0 million with the balance paid through insurance proceeds. The Company incurs other litigation expenses in the ordinary course of running its business.

      Income (Loss) from Operations. The Company recorded a loss of $(3.5) million for fiscal 1999, as compared to recording income from operations of $61.7 million for fiscal 1998. Income (loss) from operations margin decreased to (1.1)% of net sales for fiscal 1999, as compared to 18.5% of net sales for fiscal 1998. The decrease in income from operations and income from operations margin for 1999 was primarily due to the litigation costs described above as well as higher operating expenses and lower sales and gross margins.

      Other Expenses. Other expense was $4.8 million for fiscal 1999, as compared to $6.7 million for fiscal 1998. The net decrease of $1.9 million was primarily attributable to decreased interest expense of $2.8 million as a result of reduced debt levels partially offset by a decrease in interest income of $1.0 million.

Fiscal 1998 Compared to Fiscal 1997

      Net Sales. Net sales in 1998 were $333.4 million compared to $229.6 million in 1997, an increase of $103.8 million or 45.2%. Sales at the TWINLAB division increased from $156.0 million in 1997 to $172.7 million in 1998, an increase of $16.7 million or 10.7%. This increase was primarily the result of increased demand in each of the vitamin, mineral and nutritional supplements, sports nutrition and special formula product lines and reflected, in part, increased promotion and advertising and in part the successful introduction of new products, as well as strong consumer interest in existing products. Sales of the Herbal Supplements and Teas division increased to $65.8 million in 1998 from $45.2 in 1997, an increase of $20.6 million or 45.6% compared to 1997. The Herbal Supplements and Teas division benefited from strong consumer demand for St. John's Wort, Gingko, Kava Kava and Saw Palmetto through a mass market private label sales program and in the health and natural food store channel. The Changes International division, which operates a network marketing sales force was acquired in November 1997 and contributed $7.0 million to 1997 sales for the two month period ended December 31, 1997, and $51.3 million to 1998 net sales. The Bronson division, which was acquired effective April 30, 1998, contributed $18.7 million to 1998 net sales. Sales of the PR*Nutrition division in 1998 were $20.9 million, an increase of $4.5 million or 27.4% from the $16.4 million in sales in 1997. The increase was primarily due to the strong consumer demand for nutritionally enhanced food bar products as well as increased penetration of the health and natural food store and mass market channels with the Ironman Triathlon food bar. Publishing sales declined from $5.0 million in 1997 to $4.0 million in 1998.

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

      Income Taxes. PR*Nutrition was an "S" Corporation prior to it acquisition on August 21, 1998. Accordingly, federal taxes were generally paid at the shareholder level only. The PR*Nutrition provision for taxes for the year ended December 31, 1997 and through August 21, 1998 included state taxes only. The Consolidated Statements of Operations include pro forma information which reflects adjustments to historical net income as if PR*Nutrition had not elected "S" Corporation status for income tax purposes.

Liquidity and Capital Resources

      For fiscal 1999, cash provided by operating activities was $22.7 million, as compared to $13.9 million for fiscal 1998 and $14.9 million for fiscal 1997. The increase in fiscal 1999 compared to fiscal 1998 was primarily due to a net decrease in operating assets partially offset by the net loss. The decrease in fiscal 1998 compared to fiscal 1997 was primarily due to a net increase in operating assets, principally inventory, partially offset by higher net income and by an increase in accounts payable and accrued liabilities. The increase in inventory was due to higher sales volume and to a reduction in inventory turnover.

      Capital expenditures were $16.2 million in fiscal 1999 as compared to $18.0 million in fiscal 1998 and $4.0 million in fiscal 1997. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency as well as for the expansion of the Utah Facility. Capital expenditures are expected to be approximately $13.0 million during fiscal 2000 of which approximately $5.0 million will be used to purchase computer hardware and software including related implementation costs and the remainder of which will be used primarily to purchase manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

      Net cash used in financing activities was $16.6 million in 1999. The Company purchased $36.8 million of shares of Common Stock and repurchased $3.3 million of senior subordinated notes which was offset by borrowings under the Company's Revolving Credit Facility ($16 million) and mortgage financing of the Utah plant expansion ($8 million). Net cash provided from financing activities in 1998 was $68.1 million, which was provided by the proceeds of the Company's public offering in April 1998. Approximately $74.9 million of the net proceeds of such offering were used to redeem senior subordinated notes and repay debt. Net cash used in financing activities was $9.6 million for fiscal 1997, and represented repayment of certain outstanding indebtedness.

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

      On February 25, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to purchase up to 5 million shares of its Common Stock. The Company has used and may use funds available under its $50 million Revolving Credit Facility and internally generated cash to purchase such shares. The Company will purchase Common Stock from time to time in the open market and in individually negotiated transactions. The amount and timing of any purchase will be dependent upon a number of factors, including the price and availability of the Company's shares and general market conditions. As of February 29, 2000, the Company had purchased 4,100,900 shares at a total cost of $36.8 million.

      Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under the existing $50 million Revolving Credit Facility. As of February 29, 2000, $11.0 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

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

Recent Financial Accounting Standards Board Statements

      During 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of SFAS No. 133". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

Year 2000 Readiness Overview

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

      The Company's Year 2000 initiatives focused on the following areas of risk: (i) the failure or disruption of systems used by the Company to run its business operations and facilities, and (ii) the failure or disruption of systems used by the Company's suppliers and vendors.

      The Company established a steering committee including senior executives to address Year 2000 issues which report periodically to the Board of Directors. The Company's plan to address Year 2000 issues resulted in the formation of two main teams: (i) internal systems team, and (ii) external vendors/suppliers team. The Company assessed the extent to which the Company's interface systems and sources of supply were vulnerable to third party hardware and software suppliers' failure to remediate their Year 2000 issues. In addition, a business continuity plan was established and put in place; however, there was no need to exercise the plan.

February 2000 Update

      Through February of the year 2000, the Company's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). The Company has not experienced any significant Year 2000-related issues that would affect its ability to manufacture, ship or sell its products. The Company will continue to monitor its operations.

      The Company's total cost of its Year 2000 activities through 1999 were approximately $0.6 million which includes approximately $0.1 million of capitalized fixed assets.

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

Interest Rate Risk

      The Company is exposed to changes in interest rates on its floating rate Revolving Credit Facility and fixed rate Notes. At December 31, 1999, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt and would have increased by $1.9 million. At December 31, 1999, the Company had $16.0 million of borrowings outstanding under its Revolving Credit Facility. A hypothetical 10% change in interest rates would not have a material effect on the Company's pretax loss or cash flow.

      Additional information regarding the Company's debt is contained in Note 7 to the Consolidated Financial Statement are presented under Item 14 of this Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Information required under PART III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2). Consolidated Financial Statements and Financial Statement
Schedules:

                                                                                                                       Page
TWINLAB CORPORATION AND SUBSIDIARIES

Independent Auditors' Report............................................................................................F-1

(1)   Financial Statements
      Consolidated Balance Sheets as of December 31, 1999 and 1998......................................................F-2
      Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997........................F-3
      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998
      and 1997..........................................................................................................F-4
      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997........................F-5
      Notes to Consolidated Financial Statements........................................................................F-6

(2)   Financial Statement Schedules
      For the Three Years Ended December 31, 1999

Schedule I - Condensed Financial Information of Registrant..............................................................S-1

Schedule II - Valuation and Qualifying Accounts.........................................................................S-4

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

10.10       --       Employment Agreement, dated May 7, 1996, between Twin and
                     Brian Blechman (incorporated by reference to Exhibit 10.10 to Twinlab S-1).

10.11       --       Employment Agreement, dated May 7, 1996, between Twin and
                     Neil Blechman (incorporated by reference to Exhibit 10.11 to Twinlab S-1).

10.12       --       Employment Agreement, dated May 7, 1996, between Twin and
                     Ross Blechman (incorporated by reference to Exhibit 10.12 to Twinlab S-1).

10.13       --       Employment Agreement, dated May 7, 1996, between Twin and
                     Steve Blechman (incorporated by reference to Exhibit 10.13 to Twinlab S-1).

10.14       --       Employment Agreement, dated May 7, 1996, between Twin and
                     Dean Blechman (incorporated by reference to Exhibit 10.14 to Twinlab S-1).

10.15       --       Employment Agreement, dated May 7, 1996, between Twin and
                     Stephen Welling (incorporated by reference to Exhibit 10.15 to Twinlab S-1).

10.16       --       Consulting Agreement, dated May 7, 1996, between Twin and
                     David Blechman (incorporated by reference to Exhibit 10.16 to Twinlab S-1).

10.17       --       Consulting Agreement, dated May 7, 1996, between Twin and
                     Jean Blechman (incorporated by reference to Exhibit 10.17 to Twinlab S-1).

10.18       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and David Blechman (incorporated by reference to Exhibit
                     10.18 to Twinlab S-1).

10.19       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and Jean Blechman (incorporated by reference to Exhibit
                     10.19 to Twinlab S-1).

10.20       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and Brian Blechman (incorporated by reference to Exhibit
                     10.20 to Twinlab S-1).

10.21       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and Neil Blechman (incorporated by reference to Exhibit
                     10.21 to Twinlab S-1).

10.22       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and Ross Blechman (incorporated by reference to Exhibit
                     10.22 to Twinlab S-1).

10.23       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and Steve Blechman (incorporated by reference to Exhibit
                     10.23 to Twinlab S-1).

10.24       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and Dean Blechman (incorporated by reference to Exhibit
                     10.24 to Twinlab S-1).

10.25       --       Noncompetition Agreement, dated May 7, 1996, between Twin
                     and Stephen Welling (incorporated by reference to Exhibit
                     10.25 to Twinlab S-1).

10.26       --       Management Services Agreement, dated May 7, 1996, between
                     Twin and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.26 to Twinlab S-1).

10.27       --       Form of Restated Standard Indemnity Agreement, dated August
                     1992, between Twin and Showa Denko America, Inc.
                     (incorporated by reference to Exhibit 10.28 to Twinlab
                     S-1).

10.28       --       Form of SDR Guaranty Agreement, dated August 1992, between
                     Twin and Showa Denko K.K. (incorporated by reference to
                     Exhibit 10.29 to Twinlab S-1).

10.29       --       Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).

10.30       --       Stock Option Agreement, dated November 5, 1997, between the
                     Registrant and John McCusker. (incorporated by reference to Exhibit 10.30 to the Registrant's 1997 Annual Report on
                     Form 10-K, as amended; the 1997 Annual Report)

10.31       --       Letter, dated October 7, 1997, between the Registrant and
                     John McCusker. (incorporated by reference to Exhibit 10.31 to the 1997 Annual Report)

10.32       --       Construction Contract, dated February 27, 1998, between
                     Twin and Interwest Construction Company, Inc. (incorporated by reference to Exhibit 10.32 to the 1997 Annual Report)

10.33       --       Lease, dated January 16, 1998, between Twin and Reckson
                     Operating Partnership, L.P. (incorporated by reference to
                     Exhibit 10.33 to the 1997 Annual Report)

10.34       --       Asset Purchase Agreement, dated as of March 17, 1998, among
                     Jones Medical Industries, Inc., JMI-Phoenix Laboratories,
                     Inc., Twin and Bronson Laboratories, Inc. (incorporated by reference to Exhibit 10.34 to the 1997 Annual Report)

10.35        --      Stock Purchase Agreement, dated as of August 19, 1998, by
                     and among Twinlab, Twin, William Logue, Sheri Sears and
                     Barry Nussbaum (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated,
                     August 21, 1998).

10.36        --      Twinlab Corporation 1998 Stock Incentive Plan (incorporated by Reference to Exhibit 10.36 to the 1998 Annual Report)

10.37        --      Employment Agreement, dated May 7, 1999, between Twin and
                     Steve Welling*

10.38        --      Employment Agreement, dated January 1, 2000, between Twin
                     and Ross Blechman*

10.39        --      Employment Agreement, dated January 1, 2000, between Twin
                     and Dean Blechman*

10.40        --      Employment Agreement, dated January 1, 2000, between Twin
                     and Neil Blechman*

10.41        --      Employment Agreement, dated January 1, 2000, between Twin
                     and Steve Blechman*

10.42        --      Non-Competition Agreement, dated March 9, 2000, between
                     Twin and Brian Blechman*

10.43        --      Fourth Supplemental Indenture, dated as of January 25,
                     2000, to the Indenture dated May 7, 1996, Twin, ARP,
                     Changes International, Bronson, Health Factors,
                     PR*Nutrition, Twinlab FSC and the Registrant, as Guarantors and State Street Bank and Trust Company (as successor to
                     Fleet National Bank) as Trustee regarding Twins 10 1/4%
                     Senior Subordinated Notes due 2006*

10.44        --      First Amendment, dated as of March 22, 1999 to the Amended and Restated Credit and Guarantee Agreement (dated as of
                     November 15, 1996) among the Registrant, Twin and several banks and financial institutions*

10.45        --      Second Amendment, dated as of November 12, 1999, to the
                     Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions*

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

                                        TWINLAB CORPORATION


                                        By:  s/ Ross Blechman
                                           -------------------------------------
                                        Ross Blechman Chairman of the Board,

                                        Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                Title(s)                                           Date
      ---------                                --------                                           ----
/s/ Ross Blechman                    Chairman of the Board, Chief                             March 30, 2000
---------------------------          Executive Officer, President and Director
Ross Blechman                         (Principal Executive Officer)


/s/ Neil Blechman                    Executive Vice President, Secretary                      March 30, 2000
---------------------------          and Director
Neil Blechman


/s/ Brian Blechman                   Executive Vice President, Treasurer                      March 30, 2000
---------------------------          and Director
Brian Blechman


/s/ Steve Blechman                   Executive Vice President and                             March 30, 2000
---------------------------          Director
Steve Blechman


/s/ Dean Blechman                    Executive Vice President and                             March 30, 2000
---------------------------          Director
Dean Blechman


/s/ John Bolt                        Chief Financial Officer (Principal                       March 30, 2000
---------------------------          Financial and Accounting Officer)
John Bolt


/s/ Stephen L. Welling               Director                                                 March 30, 2000
---------------------------
Stephen L. Welling


/s/ Jonathan D. Sokoloff             Director                                                 March 30, 2000
---------------------------
Jonathan D. Sokoloff


/s/ John G. Danhakl                  Director                                                 March 30, 2000
---------------------------
John G. Danhakl


/s/ William U. Westerfield           Director                                                 March 30, 2000
---------------------------
William U. Westerfield


/s/ Robert Apatoff                   Director                                                 March 30, 2000
---------------------------
Robert Apatoff

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
 Twinlab Corporation and subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Twinlab Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Twinlab Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Jericho, New York
February 10, 2000

TWINLAB CORPORATION AND SUBSIDIARIES
------------------------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 and 1998
(In thousands of dollars except share and per share amounts)
------------------------------------------------------------

                                                                     1999        1998
                                                                     ----        ----
ASSETS (Note 7)
------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   3,994   $  12,489
  Accounts receivable, net of allowance for bad debts of
    $918 and $502, respectively (Note 12)                           52,454      60,254
  Inventories (Note 3)                                              71,826      72,355
  Deferred tax assets (Note 9)                                       4,497       1,629
  Prepaid taxes                                                      8,183          --
  Prepaid expenses and other current assets                          2,941       3,207
                                                                 ---------   ---------
         Total current assets                                      143,895     149,934
PROPERTY, PLANT AND EQUIPMENT, Net (Note 4)                         46,168      34,181
DEFERRED TAX ASSETS (Note 9)                                        40,269      45,347
OTHER ASSETS (Note 5)                                               55,925      60,556
                                                                 ---------   ---------
TOTAL                                                            $ 286,257   $ 290,018
                                                                 =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)                     $     597   $      80
  Accounts payable                                                  33,152      30,959
  Accrued expenses and other current liabilities (Note 6)           25,780      10,043
                                                                 ---------   ---------
         Total current liabilities                                  59,529      41,082
LONG-TERM DEBT, less current portion (Note 7)                       63,203      43,451
                                                                 ---------   ---------
         Total liabilities                                         122,732      84,533
                                                                 ---------   ---------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS' EQUITY (Note 8):
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    none issued                                                         --          --
  Common stock, $1.00 par value; 75,000,000 shares authorized;
    32,706,233 issued and 28,605,333 outstanding as of
    December 31, 1999 and 32,705,049 issued and outstanding
    as of December 31, 1998                                         32,706      32,705
  Additional paid-in capital                                       289,336     289,327
  Accumulated deficit                                             (121,723)   (116,547)
                                                                 ---------   ---------
                                                                   200,319     205,485
  Treasury stock at cost; 4,100,900 shares                         (36,794)         --
                                                                 ---------        ----
         Total shareholders' equity                                163,525     205,485
                                                                 ---------   ---------
TOTAL                                                            $ 286,257   $ 290,018
                                                                 =========   =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES
------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
(In thousands of dollars except per share amounts)
--------------------------------------------------

                                                                     1999           1998           1997
                                                                     ----           ----           ----
NET SALES (Note 12)                                             $ 315,604      $ 333,375      $ 229,614
COST OF SALES                                                     168,407        163,433        125,426
                                                                ---------      ---------      ---------
GROSS PROFIT                                                      147,197        169,942        104,188
OPERATING EXPENSES                                                131,723        106,755         52,072
LITIGATION COSTS (Note 11)                                         19,000             --             --
MERGER EXPENSES (Note 2)                                               --          1,462             --
                                                                ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS                                      (3,526)        61,725         52,116
                                                                ---------      ---------      ---------
OTHER (EXPENSE) INCOME:
   Interest income                                                    459          1,421            215
   Interest expense                                                (5,289)        (8,119)       (12,336)
   Other                                                               29            (38)            27
                                                                ---------      ---------      ---------
                                                                   (4,801)        (6,736)       (12,094)
                                                                ---------      ---------      ---------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT
   FROM) INCOME TAXES AND EXTRAORDINARY ITEM                       (8,327)        54,989         40,022
PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 9)                 (3,232)        20,357         14,146
                                                                ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            (5,095)        34,632         25,876
EXTRAORDINARY ITEM, net of income tax benefit of
   $50 in 1999 and $3,133 in 1998 (Note 7)                            (81)        (4,941)            --
                                                                ---------      ---------      ---------
NET INCOME (LOSS)                                               $  (5,176)     $  29,691      $  25,876
                                                                =========      =========      =========
Basic AND DILUTED income per share (Note 8):
   Income (loss) before extraordinary item                      $   (0.16)     $    1.10      $    0.92
   Extraordinary item                                                  --          (0.16)            --
                                                                ---------      ---------      ---------
   Net income (loss)                                            $   (0.16)     $    0.94      $    0.92
                                                                =========      =========      =========
   Basic weighted average shares outstanding                       31,594         31,492         28,192
                                                                =========      =========      =========
   Diluted weighted average shares outstanding                     31,594         31,607         28,228
                                                                =========      =========      =========
PRO FORMA RELATING TO CHANGE IN TAX STATUS (Note 2):
   Historical income before provision for income taxes and
     extraordinary item                                                         $  54,989     $  40,022
   Pro forma provision for income taxes                                            21,524        15,429
                                                                                ---------     ---------
   Pro forma income relating to change in tax status before
     extraordinary item                                                            33,465        24,593
   Extraordinary item                                                              (4,941)           --
                                                                                ---------     ---------
   Pro forma net income relating to change in tax status                        $  28,524     $  24,593
                                                                                =========     =========

PRO FORMA BASIC income per share:

   Income before extraordinary item                                             $    1.06     $    0.87
   Extraordinary item                                                               (0.15)           --
                                                                                ---------     ---------
   Net income                                                                   $    0.91     $    0.87
                                                                                =========     =========
   Basic weighted average shares outstanding                                       31,492        28,192
                                                                                =========     =========

PRO FORMA DILUTED income per share:

   Income before extraordinary item                                             $    1.06     $    0.87
   Extraordinary item                                                               (0.16)           --
                                                                                ---------     ---------
   Net income                                                                   $    0.90     $    0.87
                                                                                =========     =========
   Diluted weighted average shares outstanding                                     31,607        28,192
                                                                                =========     =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997 (In thousands of dollars except share data)

                                                                             Additional    Retained
                                                          Common Stock         Paid-In     Earnings     Treasury
                                                      Shares      Amount       Capital     (Deficit)      Stock         Total
                                                      ------      ------       -------     ---------      -----         -----

Balance at January 1, 1997                          28,150,000    $28,150     $140,252     $(166,035)    $     --    $   2,367
Net income and comprehensive income                         --         --           --        25,876           --       25,876
Distributions to shareholders                               --         --           --        (3,347)          --       (3,347)
Shares issued in connection with the acquisition
   of Changes International (Note 2)                   312,500        312        5,547            --           --        5,859
Shares issued in connection with the exercise of
   stock options and related tax benefit                 7,600          8          118            --           --          126
                                                    ----------    -------     --------     ---------     --------    ---------
Balance at December 31, 1997                        28,470,100     28,470      145,917      (143,506)          --       30,881
Net income and comprehensive income                         --         --           --        29,691           --       29,691
Second public offering of common stock
   (Note 8.a.)                                       4,228,749      4,229      143,277            --           --      147,506
Shares issued in connection with the exercise of
   stock options and related tax benefit                 6,200          6          133            --           --          139
Distributions to shareholders                               --         --           --        (2,732)          --       (2,732)
                                                    ----------    -------     --------     ---------     --------    ---------
Balance at December 31, 1998                        32,705,049     32,705      289,327      (116,547)          --      205,485
Net loss and comprehensive loss                             --         --           --        (5,176)          --       (5,176)
Shares issued  under Outside Directors
  Plan (Note 8.b.)                                       1,184          1            9            --           --           10
Purchase of treasury stock (Note 8.d.)                      --         --           --            --      (36,794)     (36,794)
                                                    ----------    -------     --------     ---------     --------    ---------

Balance at December 31, 1999                        32,706,233    $32,706     $289,336     $(121,723)    $(36,794)   $ 163,525
                                                    ==========    =======     ========     =========     ========    =========

See notes to consolidated financial statements.

TWINLAB CORPORATION AND SUBSIDIARIES
------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
(In thousands of dollars)

                                                                       1999         1998         1997
                                                                       ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $ (5,176)    $  29,691    $ 25,876
   Adjustment to reconcile net income to net cash provided
     by operating activities:
     Extraordinary item                                                  81         4,941          --
     Depreciation and amortization                                    7,584         5,004       2,099
     Provision for excess and slow moving inventories                 8,084         1,801         375
     Bad debt expense                                                   978            35         249
     Deferred income taxes                                            1,622         3,416       3,684
     Other                                                              218            --          (3)
     Changes in operating assets and liabilities (net of effect of businesses acquired):
       Accounts receivable                                            6,822       (13,496)    (13,568)
       Inventories                                                   (7,555)      (29,619)     (7,553)
       Prepaid expenses and other current assets                     (7,917)       (1,641)         12
       Accounts payable                                               2,193        12,828       5,800
       Accrued expenses and other current liabilities                15,787           946      (2,033)
                                                                   --------     ---------    --------
              Net cash provided by operating activities              22,721        13,906      14,938
                                                                   --------     ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                            --       (56,104)     (3,726)
   Proceeds from sales of property, plant and equipment                  --            --       3,099
   Acquisition of property, plant and equipment                     (16,177)      (18,037)     (4,022)
   Decrease (increase) in other assets                                1,519           407        (462)
                                                                   --------     ---------    --------
              Net cash used in investing activities                 (14,658)      (73,734)     (5,111)
                                                                   --------     ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of senior subordinated notes                           (3,333)      (62,687)         --
   Proceeds from issuance of debt                                     8,000           700         400
   Net borrowings (repayments) under revolving credit facility       16,000       (13,750)         --
   Purchase of treasury stock                                       (36,794)           --          --
   Distributions to shareholders                                         --        (2,732)     (3,347)
   Payments of debt                                                    (431)         (856)     (6,603)
   Issuance of common stock                                              --            82         126
   Net proceeds from public offering of common stock                     --       147,506          --
   Principal payments of capital lease obligations                       --          (158)       (146)
                                                                   --------     ---------    --------

              Net cash (used in) provided by financing activities   (16,558)       68,105      (9,570)
                                                                   --------     ---------    --------
Net (decrease) increase in cash and cash equivalents                 (8,495)        8,277         257
Cash and cash equivalents at beginning of year                       12,489         4,212       3,955
                                                                   --------     ---------    --------
Cash and cash equivalents at end of year                           $  3,994     $  12,489    $  4,212
                                                                   ========     =========    ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest, net of capitalized interest of $585 in 1999         $  5,125     $   9,048    $ 12,272
                                                                   ========     =========    ========
     Income taxes                                                  $  3,545     $  15,676    $  9,807
                                                                   ========     =========    ========

See notes to consolidated financial statements

TWINLAB CORPORATION AND SUBSIDIARIES
------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31,
1999, 1998 and 1997 (Dollar amounts are in thousands of dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of presentation and principles of consolidation - The consolidated financial statements of Twinlab Corporation include the accounts of Twinlab Corporation ("Twinlab") and its direct and indirect subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

            The Company is a leading manufacturer and marketer of high-quality, science-based nutritional supplements sold through domestic health and natural food stores and various direct sales channels, including network and catalog marketing and is also engaged in the sale of its products through national and regional drug store chains, supermarkets, and mass market retailers.

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

      e. Intangible assets - Trademarks are being amortized on the straight-line method over their expected lives, not to exceed forty years. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on the straight-line method over periods ranging from twenty to forty years. Other intangible assets acquired in connection with the acquisitions of Changes International and Bronson are being amortized on the straight-line method over periods ranging from five years to thirty years.

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

      h. Research and development expenses - The Company charges research and development expenses to operations as incurred. Research and development expenses were $1,863, $1,655 and $1,095 for the years ended December 31, 1999, 1998 and 1997, respectively.

      i. Earnings per share - The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share.

      j. Impairment of long-lived assets - The Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

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

2. ACQUISITIONS

      a. PR*Nutrition - On August 21, 1998, the Company acquired all of the outstanding capital stock of PR*Nutrition, Inc. ("PR*Nutrition") for 1,150,000 shares of its common stock, having a market value at the date of acquisition of approximately $39,675. PR*Nutrition develops, markets and sells nutritionally enhanced food bars and other nutritional products. This acquisition has been accounted for as a pooling of interests and accordingly the consolidated financial statements have been restated to include PR*Nutrition's amounts for all periods presented. Expenses of approximately $1,462 have been incurred related to this acquisition.

            Prior to being acquired by the Company, PR*Nutrition was an "S" corporation and as such, Federal and state taxes were generally paid at the shareholder level only. The pro forma provisions for income taxes for the years ended December 31, 1998 and 1997 in the accompanying Consolidated Statements of Operations assume PR*Nutrition was a "C" corporation for the respective entire fiscal years.

      b. Bronson - On April 30, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson division ("Bronson") of Jones Medical Industries, Inc. Bronson, through Bronson Laboratories, Inc., manufactures, markets and distributes vitamins, herbs, and nutritional supplements and health and beauty aids, through catalogs and specialty direct mailings, and manufactures through Health Factors International, private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis. The Company paid $56,104 in cash, including acquisition costs, which was financed through proceeds from the Offering (as hereinafter defined). This acquisition has been accounted for as a purchase and, accordingly, the results of Bronson are included in the Consolidated Statements of Operations of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $14,480 is being amortized over 30 years.

      c. Changes International - In November 1997, the Company acquired all of the outstanding shares of Changes International of Fort Walton Beach, Inc. ("Changes International"). Changes International is a network marketer of nutritional supplements. The Company paid $7,888 in cash, including acquisition costs, and issued 312,500 shares of its common stock (which had a market value of approximately $5,859 on the date of the acquisition). This acquisition has been accounted for as a purchase and, accordingly, the results of Changes International are included in the Consolidated Statements of Operations of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $11,301 is being amortized over 20 years.

            The following unaudited pro forma information assumes that the acquisition of Bronson and Changes International had occurred as of January 1, 1997, including the impact of the amortization expense associated with intangible assets acquired, increased interest expense on acquisition debt and related income tax effects. The pro forma operations data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the acquisitions in fact, occurred on January 1, 1997.

                                                                   1998        1997
                                                                   ----        ----
Net sales                                                      $ 343,392    $ 296,126
Income before extraordinary item                               $  35,879    $  31,704
Basic and diluted income before extraordinary item
  per share                                                    $    1.12    $    1.05
Diluted weighted average shares outstanding (in thousands)        32,041       30,159

3. INVENTORIES

      Inventories consist of the following:

                                                                   1999        1998
                                                                   ----        ----
Raw materials                                                  $  32,269    $  36,257
Work in process                                                    9,765       11,337
Finished goods                                                    29,792       24,761
                                                               ---------    ---------
     Total                                                     $  71,826    $  72,355
                                                               =========    =========

4. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                   1999        1998
                                                                   ----        ----
Land, building and leasehold improvements                      $  30,352    $  15,948
Plant equipment                                                   19,364       11,240
Office and computer equipment                                     10,374        6,162
Automobiles                                                           65           65
Construction in progress                                             526       11,451
                                                               ---------    ---------
                                                                  60,681       44,866
Less:  accumulated depreciation and amortization                  14,513       10,685
                                                               ---------    ---------
  Property, plant and equipment - net                          $  46,168    $  34,181
                                                               =========    =========
  Depreciation and amortization expense                        $   3,972    $   1,940
                                                               =========    =========

5. OTHER ASSETS

      Other assets consist of the following:

                                                                   1999        1998
                                                                   ----        ----
Goodwill, net of accumulated amortization of $2,157
  and $1,113, respectively                                     $  24,327    $  24,784
Acquired tradenames, net of accumulated amortization
  of $1,185 and $474, respectively                                20,150       20,861
Acquired customer lists and distribution networks,
  net of accumulated amortization of $2,624 and $1,162,
     respectively                                                  8,224        9,686
Other                                                              3,224        5,225
                                                               ---------    ---------
       Total                                                   $  55,925    $  60,556
                                                               =========    =========

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                                   1999        1998
                                                                   ----        ----
Accrued salaries, employee benefits and payroll taxes          $   3,034    $   3,816
Accrued commissions                                                1,851        2,219
Accrued insurance premium (Note 11.c.)                            15,000           --
Other                                                              5,895        4,008
                                                              ----------   ----------
     Total                                                     $  25,780    $  10,043
                                                              ==========   ==========

7. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                              1999        1998
                                                                              ----        ----
Revolving Credit Facility (a)                                            $  16,000    $      --
Senior subordinated notes (b)                                               39,915       43,215
Mortgage payable to a bank collateralized by land and building, payable in monthly installments of $96, including interest at
  7.57%, maturing April 2009                                                 7,640           --
Note payable to a power authority, payable in monthly installments
  of $2, including interest at 6.38 percent, maturing February 2011            245          251
Other                                                                           --           65
                                                                         ---------    ---------
                                                                            63,800       43,531
Less: current portion                                                          597           80
                                                                         ---------    ---------
  Total                                                                  $  63,203    $  43,451
                                                                         =========    =========

      (a) The revolving credit facility (the "Revolving Credit Facility"), as amended, expires on May 7, 2002 and provides for borrowings up to $50,000. Borrowings under the Revolving Credit Facility bear interest, at the Company's discretion, at either the Alternative Base Rate, as defined, or at the Eurodollar Rate (maximum six-month term), plus a margin (currently .75%), as defined. The weighted average interest rate at December 31, 1999 was 6.85%. Interest rates are subject to increase or reduction based upon the meeting of certain financial tests. The proceeds of the Revolving Credit Facility are available for working capital requirements and for general corporate purposes, including permitted acquisitions, as defined, subject to certain conditions and reductions. The Revolving Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of Twin Laboratories Inc. ("Twin") and its subsidiaries and is guaranteed by Twinlab and all subsidiaries of Twin. The Revolving Credit Facility contains certain restrictive covenants including, among other things, the maintenance of certain debt and interest coverage ratios, as well as restrictions on additional indebtedness, dividends and certain other significant transactions.

      (b) In May 1996, Twin issued $100,000 aggregate principal amount of senior subordinated notes (the "Notes") which mature on May 15, 2006. The Notes bear interest at a rate of 10 1/4 % per annum and are jointly and severally guaranteed by Twinlab and all subsidiaries of Twin on a full and unconditional unsecured senior subordinated basis. The Notes are callable after May 15, 2001 at a premium to par which declines to par after 2003. Upon a change of control, as defined, Twin is required to offer to redeem the Notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the indenture governing the Notes (the "Note Indenture") include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions.

            In May 1998, Twin redeemed 35% ($35,000 aggregate principal amount) of the Notes at a redemption price of 109 1/2% with a portion of the proceeds of the Offering. In addition, in July 1998, September 1998 and September 1999, Twin repurchased an additional $18,136, $3,649 and $3,300 aggregate principal amount, respectively, of Notes at prices of 112 1/2%, 108 1/2% and 101%, respectively. In connection with the redemptions and repurchases of the Notes, the Company recorded extraordinary charges, representing the premium paid and the write-off of previously deferred finance costs, of approximately $81 (net of tax benefit of $50) and $4,941 (net of tax benefit of $3,133) for the years ended December 31, 1999 and 1998, respectively.

            The Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances or other distributions of assets to Twinlab, except in certain limited circumstances.

      Maturities of long-term debt are as follows:

                  Year Ending December 31,
                            2000                                     $       597
                            2001                                             646
                            2002                                          16,697
                            2003                                             752
                            2004                                             811
                            Thereafter                                    44,297
                                                                     -----------
                            Total                                    $    63,800
                                                                     ===========

            The carrying amount of the borrowings under the Revolving Credit Facility, the mortgage payable and the Notes approximated fair value as of December 31, 1999 based on borrowing rates available to the Company at such date for loans with similar terms. The fair value of the Notes approximated $49,770 at December 31, 1998 based on borrowing rates available to the Company at such date.

8. SHAREHOLDERS' EQUITY

      (a) Public offering - In April 1998, the Company completed a second public offering of the Company's common stock (the "Offering"). A total of 9,200,000 shares of common stock were offered to the public, of which 4,971,251 were sold by certain of the Company's shareholders. The net proceeds to the Company from the Offering were approximately $147,506. Of the net proceeds to the Company, approximately $56,104 was used to pay the purchase price for Bronson, including related fees and expenses; approximately $40,119 was used to exercise the Company's option to redeem $35,000 aggregate principal amount of the Notes at a redemption price of 109 1/2%, plus accrued and unpaid interest; and approximately $9,900 was used to reduce outstanding borrowings under the Revolving Credit Facility, including accrued and unpaid interest. The remaining net proceeds to the Company were used for working capital and other general corporate purposes.

            (b) Stock incentive plan - In November 1996, the Board and stockholders of the Company approved and adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a total of up to 400,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1996 Plan. Awards under the 1996 Plan may be made in the form of (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) performance shares. On June 17, 1998, the shareholders approved the Twinlab Corporation 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides initially for the issuance of a total of up to 1,000,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1998 Plan, and may be increased annually commencing January 1, 1999, at the discretion of the Board, by an amount up to 1% of the shares of common stock outstanding at the beginning of the year. The Board approved an increase of 327,050 shares and 315,662 shares to the 1998 Plan in December 1999 and January 2000, respectively. Awards under the 1998 Plan may be made in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units; (vi) dividend equivalent rights; and (vii) other stock based-awards. Options issued under the 1996

            Plan and the 1998 Plan become exercisable over five years from the date of grant at the rate of 20% of the grant each year and expire up to ten years after the date of grant.

            On June 17, 1999, the shareholders of the Company approved the Twinlab Corporation 1999 Stock Incentive Plan for Outside Directors (the "Outside Directors Plan"). The Outside Directors Plan provides for the granting of up to an aggregate of 65,000 shares of common stock, subject to adjustment in the event of certain capital changes as defined in the Outside Directors Plan. Shares issued under the Outside Directors Plan may either be authorized but unissued shares of common stock or treasury shares of common stock. The Outside Directors Plan provides for the grant to participants of nonqualified stock options and restricted shares of common stock. Awards will be granted each year, as of the day following the day the Company's annual meeting takes place, to individuals who qualify as participants as of such date. Options issued under the Outside Directors Plan become exercisable pro ratably over three years from the date of grant and expire up to ten years after the date of grant.

            The following table sets forth summarized information concerning stock option activity relating to the Company's 1996 Plan, 1998 Plan and the Outside Directors Plan (collectively, the "Plans"):

                                                                                       Weighted
                                                                                       Average
                                                        Number          Exercise       Exercise
                                                      of Shares       Price Range       Price

   Balance, January 1, 1997                             120,000    $          12.00    $  12.00
   Granted                                               56,000    $ 18.13 - $19.38    $  19.24
   Canceled                                              (6,000)   $          12.00    $  12.00
   Exercised                                             (7,600)   $          12.00    $  12.00
                                                     -----------   ----------------    --------
   Balance, December 31, 1997                           162,400    $ 12.00 - $19.38    $  14.50
   Granted                                              264,000    $ 25.00 - $29.38    $  28.55
   Canceled                                             (11,400)   $ 12.00 - $29.38    $  25.72
   Exercised                                             (6,200)   $ 12.00 - $18.13    $  13.19
                                                     -----------   ----------------    --------
   Balance, December 31, 1998                           408,800    $ 12.00 - $29.38    $  23.28
   Granted                                              895,000    $  8.00 - $ 9.19    $   8.10
   Canceled                                            (140,750)   $  8.00 - $29.38    $  15.41
   Exercised                                                 --    $       -           $     --
                                                      ---------    ----------------    --------
   Balance, December 31, 1999                         1,163,050    $  8.00 - $29.38    $  12.55
                                                      =========    ================    ========
Shares exercisable at December 31, 1999                  94,000    $ 12.00 - $29.38    $  20.34
                                                      =========    ================    ========
Shares reserved for issuance at December 31, 1999     1,777,066
                                                      =========

            Significant option groups outstanding at December 31, 1999 and related weighted average price and life information were as follows:

                                   Weighted Average
                                       Remaining        Weighted                       Weighted
   Range of           Number          Contractual        Average         Number        Average
Exercise Price      Outstanding          Life        Exercise Price   Exercisable   Exercise Price
---------------     -----------   ---------------------------------------------------------------
$ 8.00 - $ 9.19        840,250            9.4             $ 8.11             --         $    --
$12.00 - $18.13         86,800            7.0             $12.34         46,800         $ 12.16
     $25.00             50,000            8.6             $25.00         10,000         $ 25.00
     $29.38            186,000            8.2             $29.38         37,200         $ 29.38
                     ---------                                           ------
                     1,163,050                                           94,000
                     =========                                           ======

                  The Company applies Accounting Principles Board Opinion No.
            25, "Accounting For Stock Issued To Employees", and applicable interpretations in accounting for the Plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the

            Company in connection with its stock-based compensation plans. Had compensation cost for the Company's Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's net income would have been reduced by approximately $1,126, $642 and $188 in 1999, 1998 and 1997, respectively. The Company's net (loss) and diluted (loss) per share would have been $(6,302) and $(0.20) per share, respectively, for 1999, and the Company's pro forma net income and diluted earnings per share would have been $29,000 and $0.92 per share, respectively, for 1998 and $25,700 and $0.91 per share, respectively, for 1997. The weighted average fair value of the options granted during 1999, 1998 and 1997 is estimated at $5.62, $19.50 and $10.89 per share, respectively, on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for 1999, 1998 and 1997, respectively: volatility of 67%, 65% and 46%, risk-free interest rate of 5.51%, 5.71% and 5.75%, and an expected life of seven years.

      (c) Net income per share - Basic income per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted income per share further assumes the issuance of common shares for all dilutive outstanding common stock options. The calculation for income before extraordinary item per share for each of the three years ended December 31, 1999 was as follows:

                                  1999                         1998                         1997
                       ---------------------------- --------------------------- ----------------------------
                                            Per-                        Per-                          Per-
                        Income             Share                       Share                         Share
                        (Loss)   Shares    Amount   Income   Shares    Amount    Income   Shares     Amount
                       ---------------------------- --------------------------- ----------------------------
                                               (In thousands, except per share data)
                       -------------------------------------------------------------------------------------
Basic income (loss)
 per share
  Income (loss)
 before extraordinary
  item                $(5,095)   31,594   $(0.16)  $34,632    31,492   $1.10   $25,876    28,192    $  0.92
                                           ======                       =====                        =======
Effect of Dilutive
 Securities:
 Options               -         -                  -             115           -              36
                       -------   -------            --------  -------           --------  -------
Diluted income
 (loss) per share
 Income (loss)
 before
 extraordinary item    $(5,095)   31,594   $(0.16)  $34,632    31,607   $1.10   $25,876    28,228    $  0.92
                       =======   =======   ======   =======   =======   =====   =======   =======    =======

      (d) Share repurchase program - On February 25, 1999, the Board approved a share repurchase program authorizing the Company to purchase up to the greater of 5 million shares or $40,000 of its common stock. The Company has used and may use funds available under its Revolving Credit Facility and internally generated cash to purchase such shares. The Company will purchase common stock from time to time in the open market and in individually negotiated transactions. The amount and timing of any purchase will be dependent upon a number of factors, including the price and availability of the Company's shares and general market conditions. As of December 31, 1999, the Company has purchased 4,100,900 shares at a total cost of $36,794.

9. INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

                                           1999           1998           1997
                                           ----           ----           ----
Current:
  Federal                             $  (4,106)     $  14,267      $   8,916
  State and local                          (748)         2,674          1,546
                                      ---------    -----------    -----------
                                         (4,854)        16,941         10,462
                                      ---------    -----------    -----------
Deferred:
  Federal                                 1,542          2,923          3,515
  State and local                            80            493            169
                                      ---------    -----------    -----------
                                          1,622          3,416          3,684
                                      ---------    -----------    -----------
                                      $  (3,232)     $  20,357      $  14,146
                                      =========    ===========    ===========

      The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pre-tax income):

                                               1999           1998        1997
                                               ----           ----        ----
Statutory Federal income tax rate             (35.0)%         35.0%       35.0%
State and local income taxes (net of
  Federal tax benefit)                         (5.2)           3.7         2.8
Exempt income due to "S" Corporation
  status                                         --           (2.0)       (2.8)
Other                                           1.4            0.3         0.3
                                              -----          -----       -----
Effective tax rate                            (38.8)%         37.0%       35.3%
                                              =====          =====       =====

      At December 31, 1999 and 1998, the deferred tax assets consisted of:

                                                         1999         1998
                                                         ----         ----
Accounts receivable                                 $     423    $     327
Inventories                                             3,429        1,064
Property, plant and equipment                          (1,431)        (249)
Intangible and other assets                            41,578       45,596
Credit carryforwards                                      448           --
Other                                                     319          238
                                                    ---------    ---------
                                                    $  44,766    $  46,976
                                                    =========    =========

      No valuation allowance was required at December 31, 1999 and 1998 because of the Company's history of profitability and anticipated future profitability.

10. EMPLOYEE BENEFIT PLANS

      The Company maintains the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their annual compensation, subject to certain limitations, and the Company will match 50% of an employee's contribution. The total cost with respect to the 401(k) Plan approximated $653, $518 and $367 for the years ended December 31, 1999, 1998 and 1997, respectively.

11. COMMITMENTS AND CONTINGENCIES

a. Leases - The Company leases certain office and warehouse space and equipment under operating leases. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental payments may be adjusted for increases in taxes and other costs above specific amounts. Rental expense charged to operations for the years ended December 31, 1999, 1998 and 1997 was approximately $5,939, $3,476, and $2,006, respectively.

      Future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year are as follows:

            Year Ending December 31,
            ------------------------
                    2000                                            $    5,639
                    2001                                                 5,080
                    2002                                                 4,581
                    2003                                                 3,533
                    2004                                                 2,399
                    Thereafter                                           2,509
                                                                    ----------
                    Total                                           $   23,741
                                                                    ==========

      During 1997, the Company entered into several agreements for the sale and leaseback of certain production equipment. The Company received $3,099 which approximated the net book value of the assets sold. These leases have been classified as operating leases.

b. Employment contracts - The Company has employment contracts with certain of its employees and officers with annual remuneration ranging from $110 to $550. Future minimum payments under these contracts are as follows:

            Year Ending December 31,
            ------------------------
                    2000                                            $    2,525
                    2001                                                 2,525
                    2002                                                 1,993
                                                                    ----------
                    Total                                           $    7,043
                                                                    ==========

c. Legal matters - The Company has been named as a defendant in seven currently pending lawsuits alleging that its Ma Huang-containing products caused injuries and/or damages, as well as two proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. The Company believes that such claims, if successful, would not have a material adverse effect on its results of operations or financial condition.

      A shareholder class action lawsuit is pending before the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs includes all buyers of the Company's stock from March 17, 1998 through February 24, 1999. In December 1999, the Company purchased an insurance product that provides additional insurance that is expected to substantially cover the potential financial consequences of the shareholder class action lawsuit. The cost of the policy to the Company was $15,000, a portion of which may be refundable depending upon the ultimate settlement or judgment in the action.

      On February 11, 1999, the former shareholders of PR*Nutrition commenced a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. In November 1999, the lawsuit was settled for a cash payment of which the Company contributed $4,000 with the balance paid through insurance proceeds. Further, the Company purchased 1,138,800 shares of the Company's common stock from the former shareholders of PR*Nutrition representing all of the Company's shares owned by such individuals, at a price of $8.4375 per share for an aggregate purchase price of $9,609. The purchase of such shares was part of the five million share repurchase program (see Note 8.d.).

      The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

12. MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

            During the years ended December 31, 1999, 1998 and 1997, the Company recognized net sales to significant customers as set forth below:

                                      1999              1998             1997
                                      ----              ----             ----
Major customers:
    Customer A                          20%               14%              22%
    Customer B                           9                12               18
    Customer C                           7                12                4

      At December 31, 1999 and 1998, approximately 54% and 47%, respectively, of accounts receivable related to two large independent distributors of health and natural food products.

13. SUMMARIZED FINANCIAL INFORMATION

            Twin is a direct wholly-owned subsidiary of Twinlab. Advanced Research Press ("ARP"), Changes International, Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC, Inc., Changes International (U.K.) Ltd. ("Changes U.K.") and PR*Nutrition are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC, Inc., Changes U.K. and PR*Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the Notes of Twin (see
      Note 7b).

            The assets, results of operations and shareholders' equity of Twin comprise substantially all of the assets, results of operations and shareholders' equity of Twinlab on a consolidated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in its subsidiaries. Twin has no other stockholder than Twinlab.

      Accordingly, the Company has determined that separate financial statements of its subsidiaries would not be material to investors and, therefore, are not included herein.

            Summarized financial information for the year ended December 31, 1999 is as follows:

                                                                       Bronson
                                                        Changes      Laboratories     Health          PR
                                 Twin        ARP     International        Inc.        Factors    Nutrition [a]
                                 ----        ---     -------------        ----        -------    -------------
Current assets               $ 177,402    $ 1,079      $  11,282      $   9,953      $  7,250      $  2,762
Noncurrent assets              142,363        195         11,985         39,713         5,452           160
Current liabilities             59,529        431          5,000          3,620         1,006           338
Noncurrent liabilities          63,203         --             --             --            --            --
Shareholder's equity           197,033        843         18,267         46,046        11,696         2,584
Net sales                      315,604      4,187         46,970         15,383        13,875        12,548
Gross profit                   168,407        650         39,098          8,487         1,810         8,387
Net income (loss)               (5,059)      (444)           314            618           266           710

----------
[a] Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from PR*Nutrition to Twin.

      Summarized financial information for the year ended December 31, 1998 is as follows:

                                                                       Bronson
                                                        Changes      Laboratories     Health          PR
                                 Twin        ARP     International        Inc.        Factors    Nutrition [a]
                                 ----        ---     -------------        ----        -------    -------------
Current assets               $ 149,611    $ 1,571      $   9,008         $  7,279      $ 4,295     $  3,373
Noncurrent assets              140,084        186         12,520           39,566        7,491          417
Current liabilities             44,152        470          3,575            1,417          356        1,916
Noncurrent liabilities          43,451         --             --               --           --           --
Shareholder's equity           202,092      1,287         17,953           45,428       11,430        1,874
Net sales                      333,375      4,670         51,313           11,495        7,192       20,878
Gross profit                   169,942        997         42,714            6,601        1,218       14,418
Net income                      29,199        263          3,662              719           35        4,070


      Summarized financial information for the year ended December 31, 1997 is as follows:

                                                             Changes          PR
                                  Twin           ARP      International    Nutrition
                                  ----           ---      -------------    ---------
Current assets                  $  89,397      $ 1,399      $  4,005       $  1,321
Noncurrent assets                  83,444          193        13,026            365
Current liabilities                45,952          568         2,685          1,127
Noncurrent liabilities            100,267           --            --             22
Shareholder's equity               26,622        1,024        14,346            537
Net sales                         229,614        5,661         7,037         16,385
Gross profit                      104,188        1,329         5,854         11,906
Net income                         26,061          465           598          3,205

14. OPERATING SEGMENTS

            In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changed the way the Company reports information about its operating segments.

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

            Segment information for the years ended December 31, 1999, 1998, and 1997 was as follows:

                                           Herbal
                                         Supplements     Changes                             Inter-
                             Twinlab      and Teas    International   Bronson                company
                           Division (1)   Division      Division     Division    Other (2)  Elimination   Total
                           ------------   --------      --------     --------    ---------  -----------   -----
1999
  Net sales from external
    customers             $ 195,639      $30,828      $46,970        $25,876    $16,291            $-     $ 315,604
  Intersegment net sales         33        2,510           --             --        444        (2,987)           --
  Operating income (loss)    (8,124)       2,575          390          1,414        219            --        (3,526)
  Interest expense            4,813          475           --             --          1            --         5,289
  Interest income               305            8          124             --         22            --           459
  Total assets              200,824       69,573       23,267         59,342      4,535       (71,284)      286,257
  Capital expenditures        5,284        9,796          455            767        131          (256)       16,177
  Depreciation and
    amortization              2,084          909        1,585          2,662         88            --         7,328

1998
  Net sales from external
    customers             $ 172,665      $65,824      $51,313        $18,687    $24,886       $    --     $ 333,375
  Intersegment net sales      3,971          300           --             --        662        (4,933)           --
  Operating income           30,545       18,873        5,829          1,231      5,247            --        61,725
  Interest expense            8,075           24           --             --         20            --         8,119
  Interest income               249           --          157             --      1,015            --         1,421
  Total assets              174,180       58,683       21,528         58,631      5,870       (28,874)      290,018
  Capital expenditures        2,691        9,391          703            368        254            --        13,407
  Depreciation and
    amortization              1,048          511        1,019          1,805        168            --         4,551

1997
  Net sales from external
    Customers             $ 155,982      $45,206      $ 7,037        $    --    $21,389       $    --     $ 229,614
  Intersegment net sales        150           82           --             --        658          (890)           --
  Operating income           35,486       11,805          832             --      3,993            --        52,116
  Interest expense           12,294           21           --             --         21            --        12,336
  Interest income               156           --           17             --         41            --           214
  Total assets              130,627       31,496       17,031             --      3,446        (9,590)      173,010
  Capital expenditures        2,570        1,258           13             --        181            --         4,022
  Depreciation and
    amortization                819          433          136             --        156            --         1,544

[1] Interest expense relating to borrowings under the Revolving Credit Agreement and the Notes has been recorded in the Twinlab Division and not allocated to the other operating segments.

[2] The "other" column includes corporate-related items and the results of two divisions, PR*Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company markets nutritionally enhanced food bars and other nutritional products through PR*Nutrition and publishes a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

      The Company primarily distributes its products through two distribution channels: the retail channel which includes health and natural food stores, drug store chains, supermarkets and mass market retailers; and the direct sales channel, which includes network marketing, catalog and direct response. Net sales by distribution channel were as follows:

                                                   1999          1998            1997
                                                   ----          ----            ----
Retail:
  Health and natural food stores              $ 199,849      $ 208,864      $ 193,464
  Mass market                                    44,749         48,630         14,057
Direct sales                                     67,263         71,873         17,087
Other                                             3,743          4,008          5,006
                                              ---------  -------------  -------------
                                              $ 315,604      $ 333,375      $ 229,614
                                              =========  =============  =============

                                                                      SCHEDULE I

TWINLAB CORPORATION AND SUBSIDIARIES
(PARENT COMPANY ONLY)
---------------------

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(In thousands except share and per share data)
--------------------------------------------------------------------------------

                                                                              1999         1998
                                                                              ----         ----
Assets
Cash                                                                     $     338    $     323
Prepaid expenses and other current assets                                        2           --
Investment in subsidiaries                                                 163,185      205,162
                                                                         ---------    ---------
Total                                                                    $ 163,525    $ 205,485
                                                                         =========    =========

Shareholders' Equity

Preferred stock, $.01 par value; 2,000,000
  shares authorized; none issued                                         $      --    $      --
Common stock , $1.00 par value; 75,000,000
  shares authorized; 32,706,233 issued and 28,605,333
  outstanding as of December 31, 1999 and 32,705,049
  issued and outstanding as of December 31, 1998                            32,706       32,705
Additional paid-in capital                                                 289,336      289,327
Accumulated deficit                                                       (121,723)    (116,547)
                                                                         ---------    ---------
                                                                           200,319      205,485
Treasury stock at cost; 4,100,900 shares                                   (36,794)          --
                                                                         ---------    ---------
Total                                                                    $ 163,525    $ 205,485
                                                                         =========    =========

----------

Note: Investment in subsidiaries is accounted for under the equity method of accounting.



See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I

TWINLAB CORPORATION AND SUBSIDIARIES
(PARENT COMPANY ONLY)
------------------------------------

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
(In thousands)

                                                                     1999          1998           1997
                                                                     ----          ----           ----
Equity interest in net income (loss) of subsidiaries            $  (5,059)     $  29,199      $  26,061

Operating expenses                                                    207             --             --

Interest income                                                        16            981              7
                                                                ---------      ---------      ---------

Income (loss) before provision for income taxes                    (5,250)        30,180         26,068

Provision for (benefit from) income taxes                             (74)           489            192
                                                                ---------      ---------      ---------

Net income (loss)                                               $  (5,176)     $  29,691      $  25,876
                                                                =========      =========      =========

See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I

TWINLAB CORPORATION AND SUBSIDIARIES
(PARENT COMPANY ONLY)
------------------------------------

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
(In thousands)

                                                                     1999          1998           1997
                                                                     ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $  (5,176)     $  29,691      $  25,876
                                                                ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equity investment in subsidiaries                               41,985       (118,289)       (18,922)
                                                                ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of business, net of cash acquired                          --        (56,104)        (3,726)
   Distributions to shareholders                                       --         (2,732)        (3,347)
   Issuance of common stock                                            --             82            126
   Purchase of treasury stock                                     (36,794)            --             --
   Proceeds from public offering of common stock                       --        147,506             --
                                                                ---------      ---------      ---------
        Net cash (used in) provided by financing activities       (36,794)        88,752         (6,947)
                                                                ---------      ---------      ---------
   Net increase in cash                                                15            154              7
   Cash at beginning of year                                          323            169            162
                                                                ---------      ---------      ---------
   Cash at end of year                                          $     338      $     323      $     169
                                                                =========      =========      =========

See notes to consolidated financial statements included elsewhere herein.

                                                                     SCHEDULE II

TWINLAB CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

       COLUMN A                         COLUMN B              COLUMN C             COLUMN D      COLUMN E
       --------                         --------              --------             --------      --------
                                                              Additions
                                                      ------------------------
                                                                   Charged to
                                       Balance at     Charged to      Other                       Balance
                                        beginning      Cost and     Accounts       Deductions    at end of
     Descriptions                       of Period      Expenses    - describe      - describe     Period
     ------------                       ---------      --------    ----------      ----------     ------

Year ended December 31, 1999:
  Allowance for bad debts                $  502         $  978       $ --             $  562[1]   $  918
                                         ======         ======       ===             ========     =======
  Reserve for excess and
    slow moving inventory                $2,801         $8,084       $ --            $ 1,977[1]   $8,908
                                         ======         ======       ===             ========     =======

Year ended December 31, 1998:
  Allowance for bad debts                $  467         $   35       $ --            $    --      $  502
                                         ======         ======       ===             ========     =======
  Reserve for excess and
    slow moving inventory                $1,000         $1,801       $ --            $    --      $2,801
                                         ======         ======       ===             ========     =======

Year ended December 31, 1997:
  Allowance for bad debts                $  220         $  249       $ --            $     2[1]   $  467
                                         ======         ======       ===             ========     =======
  Reserve for excess and
    slow moving inventory                $  625         $  375       $ --            $     --     $1,000
                                         ======         ======       ===             ========     =======

(1)   Amounts written off.