Form 10-Q
period 2000-03-31
TWINLAB CORP
filed 2000-05-15
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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


                                  YES        X           NO
                                     ------------------    -----------------



At April 30, 2000, the registrant had 28,645,687 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                             MARCH 31, 2000          DECEMBER 31, 1999
                                                                             --------------          -----------------
                                                                              (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $      3,794                $      3,994
  Accounts receivable, net of allowance for bad debts of $820 at
     March 31, 2000 and $918 at December 31, 1999                                   43,973                      52,454
  Inventories                                                                       78,478                      71,826
  Deferred tax assets                                                                3,789                       4,497
  Prepaid taxes                                                                      6,321                       8,183
  Prepaid expenses and other current assets                                          4,142                       2,941
                                                                              ------------                ------------
             Total current assets                                                  140,497                     143,895
Property, plant and equipment, net                                                  46,605                      46,168
Deferred tax assets                                                                 39,161                      40,269
Other assets                                                                        55,340                      55,925
                                                                              ------------                ------------
TOTAL                                                                         $    281,603                $    286,257
                                                                              ============                ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                           $        734                $        597
  Accounts payable                                                                  22,381                      33,152
  Accrued expenses and other current liabilities                                     9,793                      25,780
                                                                              ------------                ------------
             Total current liabilities                                              32,908                      59,529
Long-term debt, less current portion                                                82,378                      63,203
                                                                              ------------                ------------
             Total liabilities                                                     115,286                     122,732
                                                                              ------------                ------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                                             -                           -
  Common stock, $1.00 par value; 75,000,000 shares authorized; 32,746,587 issued and 28,645,687 outstanding as of March 31, 2000 and 32,706,233
     issued and 28,605,333 outstanding as of December 31, 1999                      32,747                      32,706
  Additional paid-in capital                                                       289,645                     289,336
  Accumulated deficit                                                             (119,281)                   (121,723)
                                                                              ------------                ------------
                                                                                   203,111                     200,319
  Treasury stock at cost;  4,100,900 shares                                        (36,794)                    (36,794)
                                                                              ------------                ------------
             Total shareholders' equity                                            166,317                     163,525
                                                                              ------------                ------------
TOTAL                                                                         $    281,603                $    286,257
                                                                              ============                ============

                      TWINLAB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                  2000                      1999
                                                                                  ----                      ----
                                                                                              (unaudited)
NET SALES                                                                       $  78,463                 $  71,463
COST OF SALES                                                                      38,385                    36,493
                                                                                ---------                 ---------
GROSS PROFIT                                                                       40,078                    34,970
OPERATING EXPENSES                                                                 34,983                    30,856
                                                                                ---------                 ---------
INCOME FROM OPERATIONS                                                              5,095                     4,114
                                                                                ---------                 ---------
OTHER (EXPENSE) INCOME:
  Interest income                                                                      88                       108
  Interest expense                                                                 (1,816)                   (1,436)
  Other                                                                               623                         6
                                                                                ---------                 ---------
                                                                                   (1,105)                   (1,322)
                                                                                ---------                 ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                            3,990                     2,792
PROVISION FOR INCOME TAXES                                                          1,548                     1,110
                                                                                ---------                 ---------
NET INCOME                                                                      $   2,442                 $   1,682
                                                                                =========                 =========
BASIC INCOME PER SHARE                                                          $    0.09                 $    0.05
                                                                                =========                 =========
DILUTED INCOME PER SHARE                                                        $    0.09                 $    0.05
                                                                                =========                 =========
Weighted Average Common Shares Used In
  Computing Basic Income Per Share                                                 28,618                    32,697
                                                                                =========                 =========
Weighted Average Common Shares Used
  In Computing Diluted Income Per Share                                            28,628                    32,697
                                                                                =========                 =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------




                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------
                                                                                             2000                 1999
                                                                                             ----                 ----
                                                                                                    (unaudited)
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                       $   2,442            $   1,682
         Adjustment to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization                                                     2,256                1,538
            Bad debt expense                                                                      -                   31
            Deferred income taxes                                                             1,816                1,281
            Other                                                                                88                    -
            Changes in operating assets and liabilities:
              Accounts receivable                                                             8,481                6,829
              Inventories                                                                    (6,652)              (5,120)
              Prepaid taxes                                                                   1,862                    -
              Prepaid expenses and other current assets                                        (939)                (404)
              Accounts payable                                                              (10,316)              (9,280)
              Accrued expenses and other current liabilities                                (15,987)                 708
                                                                                          ----------           ---------
                    Net cash used in operating activities                                   (16,949)              (2,735)
                                                                                          ---------            ---------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property, plant and equipment                                        (1,775)              (6,883)
         Increase in other assets                                                              (333)              (1,867)
                                                                                          ---------            ---------
                    Net cash used in investing activities                                    (2,108)              (8,750)
                                                                                          ---------            ---------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under revolving credit facility                                      19,000               15,000
         Proceeds from issuance of debt                                                           -                8,000
         Payments of debt                                                                      (143)                  (3)
         Purchase of treasury stock                                                               -               (1,269)
                                                                                          ---------            ---------
                    Net cash provided by financing activities                                18,857               21,728
                                                                                          ---------            ---------
       Net (decrease) increase in cash and cash equivalents                                    (200)              10,243
       Cash and cash equivalents at beginning of period                                       3,994               12,489
                                                                                          ---------            ---------
       Cash and cash equivalents at end of period                                         $   3,794            $  22,732
                                                                                          =========            =========
       Supplemental disclosures of cash flow information:
         Cash paid during the periods for:
            Interest, net of amounts capitalized                                          $     437            $      54
                                                                                          =========            =========
            Income taxes, net of refunds                                                  $  (2,079)           $     491
                                                                                          =========            =========
         Conversion of accounts payable to capital lease obligation                       $     455            $       -
                                                                                          =========            =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

2.     CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

       The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the 10 1/4% senior subordinated notes (the "Notes") restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by any of its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis, is as follows:


         CONDENSED BALANCE SHEETS                                          MARCH 31, 2000            DECEMBER 31, 1999
         ------------------------                                          --------------            -----------------
         ASSETS
         Cash                                                                  $    -                     $     338
         Prepaid expenses and other current assets                                  -                             2
         Investment in subsidiaries                                              166,317                    163,185
                                                                               ---------                  ---------
         Total                                                                 $ 166,317                  $ 163,525
                                                                               =========                  =========
         SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value; 2,000,000
           shares authorized; none issued
         Common stock, $1.00 par value; 75,000,000 shares authorized;
           32,746,587 issued and 28,645,687 outstanding as of March 31, 2000 and
           32,706,233 issued and 28,605,333
           outstanding as of December 31, 1999                                    32,747                     32,706
         Additional paid-in capital                                              289,645                    289,336
                                                                                (119,281)                  (121,723)
                                                                               ---------                  ---------
         Accumulated deficit                                                     203,111                    200,319
         Treasury stock at cost; 4,100,900 shares                                (36,794)                   (36,794)
                                                                               ---------                  ---------
         Total                                                                 $ 166,317                  $ 163,525
                                                                               =========                  =========

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                2000                        1999
                                                                                ----                        ----
         CONDENSED STATEMENTS OF INCOME
           Equity interest in net income of subsidiaries                      $   2,473                   $   1,707
           Operating expenses                                                        52                           -
           Interest income                                                            1                           4
                                                                              ---------                   ---------
           Income before provision for income taxes                               2,422                       1,711
           Provision for (benefit from) income taxes                                (20)                         29
                                                                              ---------                   ---------
           Net income                                                         $   2,442                   $   1,682
                                                                              =========                   =========

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                2000                        1999
                                                                                ----                        ----
         CONDENSED STATEMENTS OF CASH FLOWS
           CASH FLOWS FROM OPERATING ACTIVITIES
               Net income                                                     $   2,442                   $   1,682
               Changes in operating assets and liabilities:
                  Prepaid expenses and other current assets                           2                           -
                                                                              ---------                   ---------
               Net cash provided by operating activities                          2,444                       1,682
                                                                              ---------                   ---------
           CASH FLOWS FROM INVESTING ACTIVITIES
               Equity investments in subsidiaries                                (2,782)                       (409)
                                                                              ---------                   ---------
           CASH FLOWS FROM FINANCING ACTIVITIES
               Purchase of treasury stock                                          -                         (1,269)
                                                                              ---------                   ---------
           Net (decrease) increase in cash and cash equivalents                    (338)                          4
           Cash and cash equivalents at beginning of period                         338                         323
                                                                              ---------                   ---------
           Cash and cash equivalents at end of period                         $    -                      $     327
                                                                              =========                   =========

       Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International of Fort Walton Beach, Inc. ("Changes International"), Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC Inc., Changes International (U.K.) Ltd. ("Changes U.K.") and PR*Nutrition, Inc. ("PR*Nutrition"), are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC Inc., Changes U.K., and PR*Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the Notes.

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

       Summarized unaudited financial information as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 is as follows:

                                                                                       BRONSON
                                                                       CHANGES      LABORATORIES,       HEALTH           PR*
                                         TWIN            ARP        INTERNATIONAL        INC.           FACTORS      NUTRITION(a)
        -------------------------   ---------------  -------------  --------------  ---------------  --------------  -------------
        AS OF MARCH 31, 2000

        Current assets                $ 174,026          $ 941          $11,775       $ 11,080           $7,736          $2,592
        Noncurrent assets               141,106            206           11,575         39,163            5,501             145
        Current liabilities              32,908            373            4,810          3,949            1,517             163
        Noncurrent liabilities           82,378              -                -              -                -               -
        Shareholder's equity            199,846            774           18,540         46,294           11,720           2,574


        AS OF DECEMBER 31, 1999

        Current assets                $ 177,402          $1,079         $11,282       $  9,953           $7,250          $2,762
        Noncurrent assets               142,363            195           11,985         39,713            5,452             160
        Current liabilities              59,529            431            5,000          3,620            1,006             338
        Noncurrent liabilities           63,203              -                -              -                -               -
        Shareholder's equity            197,033            843           18,267         46,046           11,696           2,584


        THREE MONTHS ENDED
        MARCH 31, 2000

        Net sales                     $  78,463          $ 959          $11,492       $  3,705           $3,377          $1,028
        Gross profit                     40,078            198            9,788          2,385              336             788
        Net income (loss)                 2,473            (69)             273            248               24             (10)


        THREE  MONTHS ENDED
        MARCH 31, 1999

        Net sales                     $  71,463          $1,215         $12,266       $  4,330           $2,595          $5,278
        Gross profit                     34,970            341           10,417          2,275              435           3,466
        Net income                        1,707             21              663            148               58             314

---------------------
    (a) Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from PR*Nutrition to Twin.

3.     INVENTORIES

       Inventories consist of the following:

                                                                   MARCH 31, 2000               DECEMBER 31,1999
                                                                   --------------               ----------------
                Raw Materials                                         $  33,476                     $  32,269
                Work in Process                                          10,813                         9,765
                Finished Goods                                           34,189                        29,792
                                                                      ---------                     ---------
                           Total                                      $  78,478                     $  71,826
                                                                      =========                     =========

4.     LEGAL PROCEEDINGS

       Included in other income for the three months ended March 31, 2000 is $600 of proceeds from a litigation settlement.

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

       The weighted average common shares outstanding for the computation of basic net income per common share for the three months ended March 31, 2000 and 1999 were 28,618,000 and 32,697,000, respectively.

       Additionally, for the diluted calculation, 10,000 of potential common shares were included for the three months ended March 31, 2000. There were no dilutive stock options for the three months ended March 31, 1999.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

       Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of SFAS No. 133". SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material impact on the Company's financial statements.

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

Segment information for the three months ended March 31, 2000 and 1999 was as follows:

                                                   HERBAL
                                                 SUPPLEMENTS      CHANGES
                                    TWINLAB       AND TEAS      INTERNATIONAL   BRONSON                INTERCOMPANY
                                    DIVISION      DIVISION       DIVISION      DIVISION    OTHER (1)   ELIMINATION      TOTAL
---------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31, 2000
  Net sales from external
  customers                          $ 50,369     $  8,675        $ 11,492      $ 6,033     $ 1,894      $   -        $  78,463
  Intersegment net sales                 -            -               -            -             94           (94)         -
  Income from operations                2,610        1,806             422          444        (187)         -            5,095
  Total assets                        195,059       68,958          23,350       60,434       3,884       (70,082)      281,603

THREE MONTHS ENDED
MARCH 31,  1999
  Net sales from external
  customers                          $ 36,787     $  9,128        $ 12,266      $ 6,925     $ 6,357      $   -         $ 71,463
  Intersegment net sales                   33        2,510            -            -            136        (2,679)         -
  Income (loss) from operations          (105)       2,286           1,056          333         544          -            4,114
  Total assets                        175,598       63,860          23,329       59,225       9,150       (26,306)      304,856

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

8.     SUBSEQUENT EVENT

       On May 9, 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to five million shares of its common stock. Under the approved share buyback plan, the Company may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of the Twinlab shares and general market conditions.

       This share repurchase program supercedes and terminates the unused portion of the repurchase program announced on February 25, 1999, pursuant to which the Company repurchased 4.1 million shares of its common stock.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report. The Company operates through six primary business divisions: the TWINLAB division, the Herbal Supplements and Teas division, the Changes International division, the Bronson division, the PR*Nutrition division, and the Publishing division. Products sold by the TWINLAB division include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the TWINLAB brand name. In addition, effective July 1, 1999, the TWINLAB division began marketing nutritionally enhanced food bars under the Ironman Triathlon trademark. The Herbal Supplements and Teas division produces and markets a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand and a full line of herb teas marketed under the Alvita brand. The Company's network marketing activities are conducted through Changes International. The Bronson division markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog, and also manufactures through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. The PR*Nutrition division markets nutritionally enhanced food bars under the PR*Bar trademark. The Company's publishing activities are conducted through ARP.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     (DOLLARS IN MILLIONS)
                                                                   2000                    1999
                                                                   ----                    ----
             Net Sales:
                TWINLAB Division                           $50.4          64.2%     $36.8       51.5%
                Herbal Supplements and Teas Division         8.7          11.1        9.1       12.8
                Changes Int'l Division                      11.5          14.6       12.3       17.1
                Bronson Division                             6.0           7.7        6.9        9.7
                PR*Nutrition Division                        1.0           1.3        5.3        7.4
                Publishing Division                          0.9           1.1        1.1        1.5
                                                            ----          ----        ---        ---
                      Total Net Sales                       78.5         100.0       71.5      100.0
                                                            ----         -----       ----      -----
             Gross Profit                                   40.1          51.1       35.0       48.9
             Operating Expenses                             35.0          44.6       30.9       43.2
                                                            ----          ----       ----       ----
             Income from Operations                        $ 5.1           6.5%     $ 4.1        5.7%
                                                            ====           ===       ====        ===

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES: Net sales for the three months ended March 31, 2000 were $78.5 million, an increase of $7.0 million, or 9.8%, as compared to net sales of $71.5 million for the three months ended March 31, 1999. Net sales at the TWINLAB division contributed $50.4 million, an increase of $13.6 million, or 36.9% as compared to $36.8 million for the three months ended March 31, 1999. The increase in net sales was due to increased demand for vitamins, minerals and supplements, sports nutrition and special formula products and the expansion of established accounts. Sales of the Herbal Supplements and Teas division contributed $8.7 million, a decrease of $0.4 million or 5.0%, as compared to $9.1 million for the three months ended March 31, 1999. The Changes International division contributed $11.5 million to net sales for the three months ended March 31, 2000 as compared to $12.3 million in the three months ended March 31, 1999. The Bronson division contributed $6.0 million to net sales for the three months ended March 31, 2000 as compared to $6.9 million for the three months ended March 31, 1999. The PR*Nutrition division contributed $1.0 million to net sales for the three months ended March 31, 2000, as compared to $5.3 million for the three months ended March 31, 1999. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the TWINLAB division and sales attributable to such product line are reflected in the TWINLAB division subsequent to such date. Publishing activities contributed $0.9 million as compared to $1.1 million for the three months ended March 31, 1999.

GROSS PROFIT: Gross profit for the three months ended March 31, 2000 was $40.1 million, which represented an increase of $5.1 million, or 14.6%, as compared to $35.0 million for the three months ended March 31, 1999. Gross profit margin was 51.1% for the three months ended March 31, 2000 as compared to 48.9% for the three months ended March 31, 1999. The overall increase in gross profit dollars was attributable primarily to the Company's higher sales volumes. In addition, the Company decreased its inventory reserve due to the reinstatement of certain previously discontinued products.

OPERATING EXPENSES: Operating expenses were $35.0 million for the three months ended March 31, 2000, representing an increase of $4.1 million, or 13.4%, as compared to $30.9 million for the three months ended March 31, 1999. As a percent of net sales, operating expenses increased from 43.2% for the three months ended March 31, 1999 to 44.6% for the three months ended March 31, 2000. The increase in operating expenses was primarily attributable to increased selling and marketing expenses, comprised primarily of an increase in the Company's promotional expenses.

INCOME FROM OPERATIONS: Income from operations was $5.1 million for the three months ended March 31, 2000, representing an increase of $1.0 million, or 23.8%, as compared to $4.1 million for the three months ended March 31, 1999. Income from operations margin increased from 5.8% of net sales for the three months ended March 31, 1999, to 6.5% of net sales for the three months ended March 31, 2000. The increase in income from operations and income from operations margin was primarily due to the Company's higher sales volume and gross margins offset in part by the higher operating expenses.

OTHER EXPENSE: Other expense was $1.1 million for the three months ended March 31, 2000, as compared to $1.3 million for the three months ended March 31, 1999. The net decrease of $0.2 million is primarily due to an increase in other income of $0.6 million relating to a litigation settlement offset in part by increased interest expense of $0.4 million, as a result of increased debt levels.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000, cash used in operating activities was $16.9 million as compared to $2.7 million for the three months ended March 31, 1999. The increase in cash used in operating activities was primarily attributable to the payment of accounts payable and accrued liabilities.

Capital expenditures were $1.8 million and $6.9 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures were primarily for the purchase of production equipment to expand capacity or improve manufacturing efficiency. Capital expenditures are expected to be approximately $13.0 million during fiscal 2000 of which approximately $5.0 million will be used to purchase computer hardware and software, including related implementation costs and the remainder of which will be used primarily to purchase manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

Net cash provided by financing activities was $18.9 million for the three months ended March 31, 2000 and primarily represented borrowings under the Company's Revolving Credit Facility.

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

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under the existing $50 million Revolving Credit Facility. As of April 30, 2000, $13 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

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

On May 9, 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to five million shares of its common stock. Under the approved share buyback plan, the Company may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of the Twinlab shares and general market conditions.

This share repurchase program supercedes and terminates the unused portion of the repurchase program announced on February 25, 1999, pursuant to which the Company repurchased 4.1 million shares of its common stock.

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

                                     PART II
                                OTHER INFORMATION




ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27 Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

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




                          TWINLAB CORPORATION



                        By:   /s/ Ross Blechman
                              -----------------
                              Ross Blechman
                              Chairman, President and Chief Executive Officer




                        By:   /s/ John H. Bolt
                              -----------------
                              John H. Bolt
                              Chief Financial Officer



DATED:  May 15, 2000
        ------------------