Form 10-Q
period 2000-06-30
TWINLAB CORP
filed 2000-08-14
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


                              YES    X     NO
                                   -----       -----


At July 31, 2000, the registrant had 28,645,687 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                             JUNE 30, 2000             DECEMBER 31, 1999
                                                                             -------------             -----------------
                                                                              (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $      4,875                $      3,994
  Accounts receivable, net of allowance for bad debts of $914 at
     June 30, 2000 and $918 at December 31, 1999                                    39,849                      52,454
  Inventories                                                                       78,940                      71,826
  Deferred tax assets                                                                3,638                       4,497
  Prepaid taxes                                                                      7,455                       8,183
  Prepaid expenses and other current assets                                          4,037                       2,941
                                                                              ------------                ------------
             Total current assets                                                  138,794                     143,895

Property, plant and equipment, net                                                  48,160                      46,168

Deferred tax assets                                                                 38,053                      40,269

Other assets                                                                        54,742                      55,925
                                                                              ------------                ------------
TOTAL                                                                         $    279,749                $    286,257
                                                                              ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                           $      1,466                $        597
  Accounts  payable                                                                 13,564                      33,152
  Accrued expenses and other current liabilities                                     7,829                      25,780
                                                                              ------------                ------------
             Total current liabilities                                              22,859                      59,529
Long-term debt, less current portion                                                90,212                      63,203
                                                                              ------------                ------------
             Total liabilities                                                     113,071                     122,732
                                                                              ------------                ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                                           --                          --
  Common stock, $1.00 par value; 75,000,000 shares authorized;
  32,746,587 issued and 28,645,687 outstanding as of June 30, 2000 and
  32,706,233 issued and 28,605,333 outstanding as of December
  31, 1999                                                                          32,747                      32,706
  Additional paid-in capital                                                       289,645                     289,336
  Accumulated deficit                                                             (118,920)                   (121,723)
                                                                              ------------                ------------
                                                                                   203,472                     200,319
  Treasury stock at cost;  4,100,900 shares                                        (36,794)                    (36,794)
                                                                              ------------                ------------
             Total shareholders' equity                                            166,678                     163,525
                                                                              ------------                ------------
TOTAL                                                                         $    279,749                $    286,257
                                                                              ============                ============

                      TWINLAB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------      ---------------------------
                                                            2000             1999            2000            1999
                                                         ----------       ----------      ----------       ----------
                                                                 (unaudited)                     (unaudited)
NET SALES                                                $   60,101       $   74,229      $  138,564       $  145,692
COST OF SALES                                                30,769           37,111          69,154           73,604
                                                         ----------       ----------      ----------       ----------
GROSS PROFIT                                                 29,332           37,118          69,410           72,088
OPERATING EXPENSES                                           28,275           32,789          63,258           63,645
                                                         ----------       ----------      ----------       ----------
INCOME FROM OPERATIONS                                        1,057            4,329           6,152            8,443
                                                         ----------       ----------      ----------       ----------
OTHER (EXPENSE) INCOME:
  Interest income                                                84              109             172              217
  Interest expense                                           (2,101)          (1,540)         (3,917)          (2,976)
  Other                                                       1,550                6           2,173               12
                                                         ----------       ----------      ----------       ----------
                                                               (467)          (1,425)         (1,572)          (2,747)
                                                         ----------       -----------     ----------       -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                        590            2,904           4,580            5,696
PROVISION FOR INCOME TAXES                                      229            1,100           1,777            2,210
                                                         ----------       ----------      ----------       ----------
NET INCOME                                               $      361       $    1,804      $    2,803       $    3,486
                                                         ==========       ==========      ==========       ==========

BASIC INCOME PER SHARE                                   $     0.01       $     0.06      $     0.10       $     0.11
                                                         ==========       ==========      ==========       ==========

DILUTED INCOME PER SHARE                                 $     0.01       $     0.06      $     0.10       $     0.11
                                                         ==========       ==========      ==========       ==========

Weighted Average Common Shares Used In
  Computing Basic Income Per Share                           28,645           31,914          28,632           32,303
                                                         ==========       ==========      ==========       ==========

Weighted Average Common Shares Used
  In Computing Diluted Income Per Share                      28,661           31,944          28,645           32,319
                                                         ==========       ==========      ==========       ==========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------




                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------------
                                                                                             2000                 1999
                                                                                          ---------            ----------
                                                                                                    (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                         $   2,803            $   3,486
       Adjustment to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                                       4,289                3,279
          Bad debt expense                                                                      282                   35
          Deferred income taxes                                                               3,075                2,056
          Other                                                                                 211                  --
          Changes in operating assets and liabilities:
            Accounts receivable                                                              12,323               13,461
            Inventories                                                                      (7,114)                (393)
            Prepaid taxes                                                                       728                  --
            Prepaid expenses and other current assets                                          (954)                (518)
            Accounts payable                                                                (18,498)             (14,353)
            Accrued expenses and other current liabilities                                  (17,951)              (3,361)
                                                                                          ---------            ----------

                  Net cash (used in) provided by operating activities                       (20,806)               3,692
                                                                                          ---------            ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant and equipment                                          (3,206)             (10,087)
       Increase in other assets                                                                (666)              (1,253)
                                                                                          ---------            ----------

                  Net cash used in investing activities                                      (3,872)             (11,340)
                                                                                          ---------            ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit facility                                        26,000               10,000
       Proceeds from issuance of debt                                                           --                 8,000
       Payments of debt                                                                        (441)                (157)
       Purchase of treasury stock                                                               --                (7,763)
                                                                                          ---------            ----------
                  Net cash provided by financing activities                                  25,559               10,080
                                                                                          ---------            ---------

     Net increase in cash and cash equivalents                                                  881                2,432
     Cash and cash equivalents at beginning of period                                         3,994               12,489
                                                                                          ---------            ---------
     Cash and cash equivalents at end of period                                           $   4,875            $  14,921
                                                                                          =========            =========

     Supplemental disclosures of cash flow information: Cash paid during the periods for:
          Interest, net of amounts capitalized                                            $   3,491            $   2,674
                                                                                          =========            =========
          Income taxes, net of refunds                                                    $  (1,923)           $   2,079
                                                                                          =========            =========
       Conversion of accounts payable to capital lease obligation                         $   1,090            $     --
                                                                                          =========            =========
       Acquisition of equipment under capital lease obligation                            $   1,229            $     --
                                                                                          =========            =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of June 30, 2000, and the results of its operations and its cash flows for the three months and six months ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission ("SEC").

2.       CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

         The Company's amended revolving credit facility and restrictive covenants contained in the indenture governing the 10-1/4% senior subordinated notes (the "Notes") restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by any of its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis, is as follows:

                                                                                      JUNE 30, 2000            DECEMBER 31, 1999
                                                                                      -------------            -----------------
       CONDENSED BALANCE SHEETS

       ASSETS
       Cash                                                                              $     --                   $     338
       Prepaid expenses and other current assets                                               --                           2
       Investment in subsidiaries                                                          166,678                    163,185
                                                                                         ---------                  ---------
       Total                                                                             $ 166,678                  $ 163,525
                                                                                         =========                  =========

       SHAREHOLDERS' EQUITY
       Preferred stock, $.01 par value; 2,000,000 shares authorized;                     $     --                   $     --
         none issued
       Common stock, $1.00 par value; 75,000,000 shares authorized; 32,746,587 issued and 28,645,687 outstanding as of June 30, 2000 and 32,706,233 issued and 28,605,333 outstanding
         as of December 31, 1999                                                            32,747                     32,706
       Additional paid-in capital                                                          289,645                    289,336
       Accumulated deficit                                                                (118,920)                  (121,723)
                                                                                         ---------                  ---------
                                                                                           203,472                    200,319
       Treasury stock at cost; 4,100,900 shares                                            (36,794)                   (36,794)
                                                                                         ---------                  ---------
       Total                                                                             $ 166,678                  $ 163,525
                                                                                         =========                  =========

                                                         THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------         ---------------------------
                                                           2000               1999              2000             1999
                                                         ---------          ---------         ---------       -----------
       CONDENSED STATEMENTS OF INCOME
         Equity interest in net income of subsidiaries   $     393          $   1,833         $   2,866       $     3,540

         Operating expenses                                    (52)               (96)             (104)              (96)
         Interest income                                       --                   4                 1                 8
                                                         ---------          ---------         ---------       -----------
         Income before provision for income taxes              341              1,741             2,763             3,452
         Provision for (benefit from) income taxes             (20)               (63)              (40)              (34)
                                                         ---------          ---------         ---------       -----------
         Net income                                      $     361          $   1,804         $   2,803       $     3,486
                                                         =========          =========         =========       ===========


                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                 2000              1999
                                                                -------           -------
CONDENSED STATEMENTS OF CASH FLOWS
  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income .....................................          $ 2,803           $ 3,486
      Changes in operating assets and liabilities:
         Prepaid expenses and other current assets ...                2              --
                                                                -------           -------
      Net cash provided by operating activities ......            2,805             3,486
                                                                -------           -------
  CASH FLOWS FROM INVESTING ACTIVITIES
      Equity investments in subsidiaries .............           (3,143)            4,285
                                                                -------           -------
  CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock .....................             --              (7,763)
                                                                -------           -------
  Net (decrease) increase in cash and cash equivalents             (338)                8
  Cash and cash equivalents at beginning of period ...              338               323
                                                                -------           -------
  Cash and cash equivalents at end of period .........          $  --             $   331
                                                                =======           =======

       Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International, Inc. ("Changes International"), Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC Inc., Changes International (U.K.) Ltd. ("Changes U.K.") and PR*Nutrition, Inc. ("PR*Nutrition"), are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC Inc., Changes U.K., and PR*Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the Notes.

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

       Summarized unaudited financial information as of June 30, 2000 and December 31, 1999 and for the three months and six months ended June 30, 2000 and 1999 is as follows:


                                                                                      BRONSON
                                                                     CHANGES        LABORATORIES,        HEALTH             PR*
                                 TWIN              ARP            INTERNATIONAL          INC.           FACTORS         NUTRITION(a)
------------------------------------------------------------------------------------------------------------------------------------
AS OF JUNE 30, 2000

Current assets ........        $172,354          $  1,073           $ 10,963          $ 12,275          $  7,563          $  2,676
Noncurrent assets .....         140,955               205             11,516            38,661             5,442               132
Current liabilities ...          22,859               601              3,936             4,626             1,182               231
Noncurrent liabilities           90,212              --                 --                --                --                --
Shareholder's equity ..         200,238               677             18,543            46,310            11,823             2,577

AS OF DECEMBER 31, 1999

Current assets ........        $177,402          $  1,079           $ 11,282          $  9,953          $  7,250          $  2,762
Noncurrent assets .....         142,363               195             11,985            39,713             5,452               160
Current liabilities ...          59,529               431              5,000             3,620             1,006               338
Noncurrent liabilities           63,203              --                 --                --                --                --
Shareholder's equity ..         197,033               843             18,267            46,046            11,696             2,584

THREE MONTHS ENDED
JUNE 30, 2000

Net sales .............        $ 60,101          $  1,098           $  9,921          $  3,211          $  3,609          $    972
Gross profit ..........          29,332               284              8,241             1,944               472               765
Net income (loss) .....             393               (97)                 3                16               104                 4

THREE MONTHS ENDED
JUNE 30, 1999

Net sales .............        $ 74,229          $  1,182           $ 12,933          $  3,790          $  3,865          $  5,047
Gross profit ..........          37,118               203             10,926             2,210               662             3,274
Net income (loss) .....           1,833               (92)               544               319               190               805

SIX MONTHS ENDED
JUNE 30, 2000

Net sales .............        $138,564          $  2,057           $ 21,413          $  6,916          $  6,986          $  2,000
Gross profit ..........          69,410               482             18,029             4,329               808             1,553
Net income (loss) .....           2,866              (166)               276               264               128                (6)

SIX MONTHS ENDED
JUNE 30, 1999

Net sales .............        $145,692          $  2,397           $ 25,199          $  8,120          $  7,459          $ 10,325
Gross profit ..........          72,088               544             21,343             4,485             1,097             6,740
Net income (loss) .....           3,540               (71)             1,207               467               248             1,119

        (a) Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from PR*Nutrition to Twin.

3.       INVENTORIES

         Inventories consist of the following:

                                        JUNE 30, 2000     DECEMBER 31,1999
              Raw Materials                $  33,437          $  32,269
              Work in Process                 14,443              9,765
              Finished Goods                  31,060             29,792
                                           ---------          ---------
                         Total             $  78,940          $  71,826
                                           =========          =========

4.       LEGAL PROCEEDINGS

         Included in other income for the three months and six months ended June 30, 2000 is $1,512 and $2,112, respectively, of proceeds from litigation settlements.

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

         The weighted average common shares outstanding for the computation of basic net income per common share for the three months and six months ended June 30, 2000 and 1999 were 28,645,000 and 31,914,000, respectively, and 28,632,000 and 32,303,000, respectively.

         Additionally, for the diluted calculation, 16,000 and 30,000 of potential common shares were included for the three months ended June 30, 2000 and 1999, respectively, and 13,000 and 16,000 were included for the six months ended June 30, 2000 and 1999, respectively.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of SFAS No. 133" and SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is not expected to have a material impact on the Company's financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. SAB 101 is not expected to have a material impact on the Company's financial statements.

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

Segment information for the three months and six months ended June 30, 2000 and 1999 was as follows:

                                                      HERBAL
                                                    SUPPLEMENTS     CHANGES
                                        TWINLAB      AND TEAS    INTERNATIONAL  BRONSON                 INTERCOMPANY
                                        DIVISION     DIVISION       DIVISION    DIVISION     OTHER (1)   ELIMINATION       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 2000
  Net sales from external customers     $ 36,734    $ 6,226      $  9,921       $ 5,348      $  1,872       $   --        $ 60,101
  Intersegment net sales ..........         --         --            --            --             198           (198)         --
  Income (loss) from operations ...          310        788           (29)          194          (206)          --           1,057
  Total assets ....................      195,400     68,866        22,479        60,849         4,087        (71,932)      279,749

THREE MONTHS ENDED
JUNE 30, 1999
  Net sales from external customers     $ 40,639    $ 8,017      $ 12,933       $ 6,537      $  6,103       $   --        $ 74,229
  Intersegment net sales ..........         --         --            --            --             126           (126)         --
  Income from operations ..........          232      1,350           855           823         1,069           --           4,329
  Total assets ....................      161,389     67,568        24,368        59,179         7,278        (33,910)      285,870

SIX MONTHS ENDED
JUNE 30, 2000
  Net sales from external customers     $ 87,103    $14,901      $ 21,413       $11,381      $  3,766       $   --        $138,564
  Intersegment net sales ..........         --         --            --            --             292           (292)         --
  Income from operations ..........        2,920      2,594           393           638          (393)          --           6,152

SIX MONTHS ENDED
JUNE 30, 1999
  Net sales from external customers     $ 77,426    $17,145      $ 25,199       $13,462      $ 12,460       $   --        $145,692
  Intersegment net sales ..........           33      2,510          --            --             262         (2,805)         --
  Income from operations ..........          127      3,636         1,911         1,156         1,613           --           8,443

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


8.       SHARE REPURCHASE PROGRAM

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

                                     THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                 -------------------------------------    ---------------------------------------
                                                              (DOLLARS IN MILLIONS)
                                       2000                1999                  2000                  1999
                                 ----------------    -----------------    -------------------    ----------------
  Net Sales:
     TWINLAB Division            $ 36.7     61.1%    $ 40.6      54.8%    $ 87.1        62.9%    $ 77.4      53.1%
     Herbal Supplements and         6.2     10.4        8.0      10.8       14.9        10.8       17.2      11.8
       Teas Division
     Changes Int'l Division         9.9     16.5       12.9      17.4       21.4        15.4       25.2      17.3
     Bronson Division               5.4      8.9        6.5       8.8       11.4         8.2       13.5       9.2
     PR*Nutrition Division          1.0      1.6        5.1       6.8        2.0         1.4       10.3       7.1
     Publishing Division            0.9      1.5        1.1       1.4        1.8         1.3        2.1       1.5
                                 ------    -----     ------     -----     ------      ------     ------     -----
           Total Net Sales         60.1    100.0       74.2     100.0      138.6       100.0      145.7     100.0
                                 ------    -----     ------     -----     ------      ------     ------     -----
  Gross Profit                     29.3     48.8       37.1      50.0       69.4        50.1       72.1      49.5
  Operating Expenses               28.2     47.0       32.8      44.2       63.2        45.7       63.7      43.7
                                 ------    -----     ------     -----     ------      ------     ------     -----
  Income from Operations         $  1.1      1.8%    $  4.3       5.8%    $  6.2         4.4%    $  8.4       5.8%
                                 ======    =====     ======     =====     ======      ======     ======     =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES: Net sales for the three months ended June 30, 2000 were $60.1 million, a decrease of $14.1 million, or 19.0%, as compared to net sales of $74.2 million for the three months ended June 30, 1999. Net sales at the TWINLAB division contributed $36.7 million, a decrease of $3.9 million, or 9.6% as compared to $40.6 million for the three months ended June 30, 1999. The decrease in net sales was due to in part to a continued inventory reduction effort at a major customer and the realignment of product mix in certain mass market accounts. Sales of the Herbal Supplements and Teas division contributed $6.2 million, a decrease of $1.8 million or 22.3%, as compared to $8.0 million for the three months ended June 30, 1999. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The Changes International division contributed $9.9 million to net sales for the three months ended June 30, 2000 as compared to $12.9 million in the three months ended June 30, 1999. The decrease in net sales was due to a downturn in domestic sales which was offset in part by significant growth in non-domestic markets. The Bronson division contributed $5.4 million to net sales for the three months ended June 30, 2000 as compared to $6.5 million for the three months ended June 30, 1999. The PR*Nutrition division contributed $1.0 million to net sales for the three months ended June 30, 2000, as compared to $5.1 million for the three months ended June 30, 1999. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the TWINLAB division and sales attributable to such product line are reflected in the TWINLAB division subsequent to such date. Publishing activities contributed $0.9 million as compared to $1.1 million for the three months ended June 30, 1999.

GROSS PROFIT: Gross profit for the three months ended June 30, 2000 was $29.3 million, which represented a decrease of $7.8 million, or 21.0%, as compared to $37.1 million for the three months ended June 30, 1999. Gross profit margin was 48.8% for the three months ended June 30, 2000 as compared to 50.0% for the three months ended June 30, 1999. The overall decrease in gross profit dollars and gross profit margin was attributable primarily to the Company's lower sales volumes.

OPERATING EXPENSES: Operating expenses were $28.2 million for the three months ended June 30, 2000, representing a decrease of $4.6 million, or 13.8%, as compared to $32.8 million for the three months ended June 30, 1999. As a percent of net sales, operating expenses increased from 44.2% for the three months ended June 30, 1999 to 47.0% for the three months ended June 30, 2000. The decrease in operating expenses was primarily attributable to a decrease in advertising expenditures. The increase in operating expenses as a percentage of net sales was attributable to the Company's lower sales volumes.

INCOME FROM OPERATIONS: Income from operations was $1.1 million for the three months ended June 30, 2000, representing a decrease of $3.2 million, or 75.6%, as compared to $4.3 million for the three months ended June 30, 1999. Income from operations margin decreased from 5.8% of net sales for the three months ended June 30, 1999, to 1.8% of net sales for the three months ended June 30, 2000. The decrease in income from operations and income from operations margin was primarily due to the Company's lower sales volume and gross margins.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense $0.5 million for the three months ended June 30, 2000, as compared to a net expense of $1.4 million for the three months ended June 30, 1999. The net decrease of $0.9 million was primarily due to an increase in other income of $1.5 million relating to litigation settlements offset in part by increased interest expense of $0.6 million, as a result of increased debt levels.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES: Net sales for the six months ended June 30, 2000 were $138.6 million, a decrease of $7.1 million, or 4.9%, as compared to net sales of $145.7 million for the six months ended June 30, 1999. Net sales at the TWINLAB division contributed $87.1 million, an increase of $9.7 million, or 12.5% as compared to $77.4 million for the six months ended June 30, 1999. The increase in net sales was due to increased demand for vitamins, minerals, and supplements, and special formula products and the expansion of established accounts. Sales of the Herbal Supplements and Teas division contributed $14.9 million, a decrease of $2.3 million or 13.1%, as compared to $17.2 million for the six months ended June 30, 1999. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The Changes International division contributed $21.4 million to net sales for the six months ended June 30, 2000 as compared to $25.2 million in the six months ended June 30, 1999. The decrease in net sales was due to a downturn in domestic sales which was offset in part by significant growth in non-domestic markets. The Bronson division contributed $11.4 million to net sales for the six months ended June 30, 2000 as compared to $13.5 million for the six months ended June 30, 1999. The PR*Nutrition division contributed $2.0 million to net sales for the six months ended June 30, 2000, as compared to $10.3 million for the six months ended June 30, 1999. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the TWINLAB division and sales attributable to such product line are reflected in the TWINLAB division subsequent to such date. Publishing activities contributed $1.8 million as compared to $2.1 million for the six months ended June 30, 1999.

GROSS PROFIT: Gross profit for the six months ended June 30, 2000 was $69.4 million, which represented a decrease of $2.7 million, or 3.7%, as compared to $72.1 million for the six months ended June 30, 1999. Gross profit margin was 50.1% for the six months ended June 30, 2000 as compared to 49.5% for the six months ended June 30, 1999. The overall decrease in gross profit dollars was attributable primarily to the Company's lower sales volumes.

OPERATING EXPENSES: Operating expenses were $63.2 million for the six months ended June 30, 2000, representing a decrease of $0.5 million, or 0.6%, as compared to $63.7 million for the six months ended June 30, 1999. As a percent of net sales, operating expenses increased from 43.7% for the six months ended June 30, 1999 to 45.7% for the six months ended June 30, 2000. The increase in operating expenses as a percentage of net sales was primarily attributable to the Company's lower sales volume.

INCOME FROM OPERATIONS: Income from operations was $6.2 million for the six months ended June 30, 2000, representing a decrease of $2.2 million, or 27.1%, as compared to $8.4 million for the six months ended June 30, 1999. Income from operations margin decreased from 5.8% of net sales for the six months ended June 30, 1999, to 4.4% of net sales for the six months ended June 30, 2000. The decrease in income from operations and income from operations margin was primarily due to the Company's lower sales volume.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $1.6 million for the six months ended June 30, 2000, as compared to a net expense of $2.7 million for the six months ended June 30, 1999. The net decrease of $1.1 million was primarily due to an increase in other income of $2.1 million relating to litigation settlements offset in part by increased interest expense of $0.9 million, as a result of increased debt levels.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, cash used in operating activities was $20.8 million as compared to cash provided by operating activities of $3.7 million for the six months ended June 30, 1999. The increase in cash used in operating activities was primarily attributable to the purchase of an insurance product that is expected to substantially cover the potential financial consequences of the shareholder class action lawsuit and payment of accounts payable.

Capital expenditures, inclusive of equipment acquired under capital lease obligations, were $4.4 million and $10.1 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures for the six months ended June 30, 2000 were primarily for the purchase of computer hardware and software and related implementation costs, as well as production equipment to expand capacity or improve manufacturing efficiency. Capital expenditures are expected to be approximately $8.0 million during fiscal 2000 of which approximately $5.0 million will be used to purchase computer hardware and software, including related implementation costs and the remainder of which will be used primarily to purchase manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

Net cash provided by financing activities was $25.6 million for the six months ended June 30, 2000 and primarily represented borrowings under the Company's Revolving Credit Facility.

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

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under the existing $50 million Revolving Credit Facility. As of July 30, 2000, $8 million of borrowings were available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of SFAS No. 133" and SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is not expected to have a material impact on the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. SAB 101 is not expected to have a material impact on the Company's financial statements.


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

                                     PART II
                                OTHER INFORMATION



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 9, 2000, at which meeting the stockholders voted to elect ten directors of the Company, approve the Twinlab Corporation Management Incentive Bonus Plan, approve the Twinlab Corporation 2000 Stock Incentive Plan, and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

      The results of the matters voted on the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

            NOMINEE                      FOR                  AGAINST                WITHHELD              NON-VOTING
      ---------------------------------------------------------------------------------------------------------------
      Brian Blechman                  21,042,615                 0                    667,089              6,935,983
      Dean Blechman                   21,042,615                 0                    667,089              6,935,983
      Neil Blechman                   21,042,615                 0                    667,089              6,935,983
      Ross Blechman                   21,042,615                 0                    667,089              6,935,983
      Steve Blechman                  21,042,615                 0                    667,089              6,935,983
      Stephen Welling                 20,454,935                 0                  1,254,769              6,935,983
      John G. Danhakl                 21,457,515                 0                    252,189              6,935,983
      Jonathan D. Sokoloff            21,457,515                 0                    252,189              6,935,983
      Robert S. Apatoff               21,452,915                 0                    256,789              6,935,983
      William U. Westerfield          21,452,915                 0                    256,789              6,935,983

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                             FOR             AGAINST           ABSTAIN         NON-VOTING
      -----------------------------------------------------------------------------------------------------------------------
      Approval of the Twinlab Corporation Management      20,457,481        1,168,968          48,460           6,970,778
        Incentive Bonus Plan
      Approval of the Twinlab Corporation 2000 Stock      10,561,247        5,010,216          53,725          13,020,499
        Incentive Plan
      Ratification of Deloitte & Touche LLP as the        21,600,168           85,935          26,756           6,932,828
        Company's independent auditors

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27 Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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


DATED:   August 14, 2000


17