Form 10-Q
period 2000-09-30
TWINLAB CORP
filed 2000-11-20
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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


                                    YES  [X]    NO  [ ]



At October 31, 2000, the registrant had 28,647,967 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                 SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                                 ------------------         -----------------
                                                                                    (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $   3,617                 $   3,994
  Accounts receivable, net of allowance for bad debts of $2,260 at
     September 30, 2000 and $918 at December 31, 1999                                    53,480                    52,454
  Inventories                                                                            62,401                    71,826
  Deferred tax assets                                                                     7,682                     4,497
  Prepaid taxes                                                                          11,574                     8,183
  Prepaid expenses and other current assets                                               4,103                     2,941
                                                                                      ---------                 ---------
             Total current assets                                                       142,857                   143,895

Property, plant and equipment, net                                                       49,559                    46,168

Deferred tax assets                                                                      36,945                    40,269

Other assets                                                                             53,486                    55,925
                                                                                      ---------                 ---------
TOTAL                                                                                 $ 282,847                 $ 286,257
                                                                                      =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                   $  38,689                 $     597
  Accounts payable                                                                       28,761                    33,152
  Accrued expenses and other current liabilities                                         11,049                    25,780
                                                                                      ---------                 ---------
             Total current liabilities                                                   78,499                    59,529
Long-term debt, less current portion                                                     48,732                    63,203
                                                                                      ---------                 ---------
             Total liabilities                                                          127,231                   122,732
                                                                                      ---------                 ---------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                                                 --                        --
  Common stock, $1.00 par value; 75,000,000 shares authorized;
     32,748,867 issued and 28,647,967 outstanding as of September 30,
     2000 and 32,706,233 issued and 28,605,333 outstanding as of
     December 31, 1999                                                                   32,749                    32,706
  Additional paid-in capital                                                            289,679                   289,336
  Accumulated deficit                                                                  (130,018)                 (121,723)
                                                                                      ---------                 ---------
                                                                                        192,410                   200,319
  Treasury stock at cost;  4,100,900 shares                                             (36,794)                  (36,794)
                                                                                      ---------                 ---------
             Total shareholders' equity                                                 155,616                   163,525
                                                                                      ---------                 ---------
TOTAL                                                                                 $ 282,847                 $ 286,257
                                                                                      =========                 =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -----------------------------           -----------------------------
                                                            2000                1999                2000                1999
                                                         ---------           ---------           ---------           ---------
                                                                   (unaudited)                            (unaudited)
NET SALES                                                $  76,416           $  81,921           $ 214,980           $ 227,613
COST OF SALES                                               59,656              44,336             128,810             117,940
                                                         ---------           ---------           ---------           ---------
GROSS PROFIT                                                16,760              37,585              86,170             109,673
OPERATING EXPENSES                                          32,665              32,140              95,923              95,785
                                                         ---------           ---------           ---------           ---------
INCOME (LOSS) FROM OPERATIONS                              (15,905)              5,445              (9,753)             13,888
                                                         ---------           ---------           ---------           ---------
OTHER (EXPENSE) INCOME:
  Interest income                                              133                 121                 305                 338
  Interest expense                                          (2,055)               (867)             (5,972)             (3,843)
  Other                                                       (272)                  8               1,901                  20
                                                         ---------           ---------           ---------           ---------
                                                            (2,194)               (738)             (3,766)             (3,485)
                                                         ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                   (18,099)              4,707             (13,519)             10,403
PROVISION FOR (BENEFIT FROM) INCOME TAXES                   (7,001)              1,826              (5,224)              4,036
                                                         ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    (11,098)              2,881              (8,295)              6,367

EXTRAORDINARY ITEM, NET OF TAX                                  --                 (81)                 --                 (81)
                                                         ---------           ---------           ---------           ---------


NET INCOME (LOSS)                                        $ (11,098)          $   2,800           $  (8,295)          $   6,286
                                                         =========           =========           =========           =========

BASIC AND DILUTED INCOME PER SHARE
  Income (Loss) Before Extraordinary Item                $   (0.39)          $    0.09           $   (0.29)          $    0.20
  Extraordinary Item                                            --                  --                  --                  --
                                                         ---------           ---------           ---------           ---------
  Net Income (loss)                                      $   (0.39)          $    0.09           $   (0.29)          $    0.20
                                                         =========           =========           =========           =========

Weighted Average Common Shares Used In
  Computing Basic Income Per Share                          28,645              31,802              28,636              32,121
                                                         =========           =========           =========           =========

Weighted Average Common Shares Used
  In Computing Diluted Income Per Share                     28,645              31,834              28,636              32,142
                                                         =========           =========           =========           =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000               1999
                                                                                 --------           --------
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $ (8,295)          $  6,286
  Adjustment to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
     Extraordinary item                                                                --                 81
     Depreciation and amortization                                                  6,515              5,208
     Bad debt expense                                                               1,769                165
     Deferred income taxes                                                            139              2,499
     Other                                                                            682                 --
     Changes in operating assets and liabilities:
       Accounts receivable                                                         (2,795)             4,369
       Inventories                                                                  9,425              6,115
       Prepaid taxes                                                               (3,391)                --
       Prepaid expenses and other current assets                                   (1,124)               544
       Accounts payable                                                            (3,301)           (12,049)
       Accrued expenses and other current liabilities                             (14,731)             4,496
                                                                                 --------           --------

             Net cash (used in) provided by operating activities                  (15,107)            17,714
                                                                                 --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                     (5,130)           (11,581)
  Increase in other assets                                                           (302)            (2,113)
                                                                                 --------           --------

             Net cash used in investing activities                                 (5,432)           (13,694)
                                                                                 --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility                                   21,000              5,000
  Proceeds from issuance of debt                                                       --              8,000
  Payments of debt                                                                   (838)              (294)
  Purchase of treasury stock                                                           --            (12,144)
  Redemption of senior subordinated notes and related premium                          --             (3,333)
                                                                                 --------           --------

             Net cash provided by (used in) financing activities                   20,162             (2,771)
                                                                                 --------           --------

Net (decrease) increase in cash and cash equivalents                                 (377)             1,249
Cash and cash equivalents at beginning of period                                    3,994             12,489
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $  3,617           $ 13,738
                                                                                 ========           ========

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
     Interest, net of amounts capitalized                                        $  4,547           $  2,746
                                                                                 ========           ========
     Income taxes, net of refunds                                                $ (1,902)          $  2,716
                                                                                 ========           ========
  Conversion of accounts payable to capital lease obligation                     $  1,090           $     --
                                                                                 ========           ========
  Acquisition of equipment under capital lease obligation                        $  2,369           $     --
                                                                                 ========           ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring adjustments and accruals and the third quarter inventory adjustments described in note 2) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries
      (the "Company") as of September 30, 2000, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    THIRD QUARTER HERBAL INVENTORY ADJUSTMENTS

      For the quarter ended September 30, 2000, the Company recorded adjustments aggregating $15,995 to reduce its herbal inventory balances at its Utah location because of both book-to-physical inventory variances and excess and slow moving products.

      Book-to-Physical Variances

      During the preparation of the financial statements for the quarter ended September 30, 2000, the Company became aware of certain inventory variances which prompted it to conduct a physical count of its herbal inventories at its Utah location. The resulting physical inventory compilation indicated inventory shortages totaling $8,023. Upon further investigation, the Company determined that approximately $3,085 and $965 of these shortages were attributable to fiscal 1998 and 1999, respectively. The Company also learned that the shortages relating to fiscal 1998 and 1999 were primarily due to the recording of certain entries without appropriate supporting documentation. Because the adjustment relating to fiscal 1998 would have resulted in a $665 reduction in fiscal 1998 executive bonuses paid, the executive officers will refund these amounts, and the Company has recorded a receivable for such refunds. Therefore, the net impact on income (loss) before provision for income taxes and extraordinary item of the inventory shortages and bonus adjustments relating to fiscal 1998 is approximately $2,420. The impact on net income (loss) of these adjustments relating to fiscal 1998 and 1999 is approximately $1,481 and $591, respectively. Accordingly, the Company believes that these adjustments are not material for the purpose of recording prior period adjustments.

      Reserves for Excess and Slow Moving Products

      The Company anticipated significant increases in sales for herbal products during fiscal 2000. However, consistent with industry trends, sales of the Company's herbal products were disappointing during the first two quarters of fiscal 2000 and, in the third quarter, were significantly below anticipated levels. As a result, the Company has significantly reduced its projection of herbal sales for the year ending December 31, 2000, and has also decided to discontinue the production and/or active marketing of certain herbal products.

      As a result, the Company analyzed potential excess and slow moving inventory and increased its inventory reserves by approximately $7,972. These increased reserves included approximately $5,409 relating to products that will no longer be produced and/or actively marketed. Such products include $3,852 of micro-encapsulated, herbal products, that were introduced during the fourth quarter of fiscal 1998 but have experienced disappointing sales.

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

                                                                                     SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                                     ------------------    -----------------
      CONDENSED BALANCE SHEETS

      ASSETS
      Cash                                                                               $      --             $     338
      Prepaid expenses and other current assets                                                 --                     2
      Investment in subsidiaries                                                           155,616               163,185
                                                                                         ---------             ---------
      Total                                                                              $ 155,616             $ 163,525
                                                                                         =========             =========

      SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value; 2,000,000 shares authorized;                      $      --             $      --
        none issued
      Common stock, $1.00 par value; 75,000,000 shares authorized; 32,748,867 issued and 28,647,967 outstanding as of September 30, 2000 and
        32,706,233 issued and 28,605,333
        outstanding as of December 31, 1999                                                 32,749                32,706
      Additional paid-in capital                                                           289,679               289,336
      Accumulated deficit                                                                 (130,018)             (121,723)
                                                                                         ---------             ---------
                                                                                           192,410               200,319
      Treasury stock at cost; 4,100,900 shares                                             (36,794)              (36,794)
                                                                                         ---------             ---------
      Total                                                                              $ 155,616             $ 163,525
                                                                                         =========             =========


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       2000            1999            2000            1999
                                                                     --------         -------         -------         -------
      CONDENSED STATEMENTS OF OPERATIONS
        Equity interest in net income (loss) of  subsidiaries        $(11,067)        $ 2,828         $(8,201)        $ 6,368

        Operating expenses                                                (51)            (48)           (155)           (144)
        Interest income                                                    --               4               1              12
                                                                     --------         -------         -------         -------
        Income (loss) before provision for income taxes               (11,118)          2,784          (8,355)          6,236
        Provision for (benefit from) income taxes                         (20)            (16)            (60)            (50)
                                                                     --------         -------         -------         -------
        Net income (loss)                                            $(11,098)        $ 2,800         $(8,295)        $ 6,286
                                                                     ========         =======         =======         =======

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                          2000             1999
                                                                        -------         --------
      CONDENSED STATEMENTS OF CASH FLOWS
        CASH FLOWS FROM OPERATING ACTIVITIES
            Net income (loss)                                           $(8,295)        $  6,286
            Changes in operating assets and liabilities:
               Prepaid expenses and other current assets                      2               --
                                                                        -------         --------
            Net cash provided by (used in ) operating activities         (8,293)           6,286
                                                                        -------         --------
        CASH FLOWS FROM INVESTING ACTIVITIES
            Equity investments in subsidiaries                            7,955            5,870
                                                                        -------         --------
        CASH FLOWS FROM FINANCING ACTIVITIES
            Purchase of treasury stock                                       --          (12,144)
                                                                        -------         --------
        Net (decrease) increase in cash and cash equivalents               (338)              12
        Cash and cash equivalents at beginning of period                    338              323
                                                                        -------         --------
        Cash and cash equivalents at end of period                      $    --         $    335
                                                                        =======         ========

      Twin Laboratories Inc. ("Twin") is a direct wholly owned subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International, Inc. ("Changes International"), Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC Inc., Twin Laboratories (U.K) Ltd. ("Twin U.K.), Changes International (U.K.) Ltd. ("Changes U.K."), Changes A Twinlab Company, s. de r.l. ("Changes Mexico") and PR*Nutrition, Inc. ("PR*Nutrition"), are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC Inc., Twin U.K., Changes U.K., Changes Mexico and PR*Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the Notes.

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

      Summarized unaudited financial information as of September 30, 2000 and December 31, 1999 and for the three months and nine months ended September 30, 2000 and 1999 is as follows:


                                                                                        BRONSON
                                                                        CHANGES        LABORATORIES,      HEALTH            PR*
                                         TWIN             ARP        INTERNATIONAL         INC.           FACTORS       NUTRITION(a)
------------------------------------------------------------------------------------------------------------------------------------
      AS OF SEPTEMBER 30, 2000
      Current assets                  $ 176,449         $   904         $  9,813         $ 11,274         $  7,665       $  2,743
      Noncurrent assets                 139,990             202           11,380           38,087            5,351            119
      Current liabilities                78,499             448            3,072            3,142            1,194            373
      Noncurrent liabilities             48,732              --               --               --               --             --
      Shareholder's equity              189,208             658           18,121           46,219           11,822          2,489

      AS OF DECEMBER 31, 1999

      Current assets                  $ 177,402         $ 1,079         $ 11,282         $  9,953         $  7,250       $  2,762
      Noncurrent assets                 142,363             195           11,985           39,713            5,452            160
      Current liabilities                59,529             431            5,000            3,620            1,006            338
      Noncurrent liabilities             63,203              --               --               --               --             --
      Shareholder's equity              197,033             843           18,267           46,046           11,696          2,584

      THREE MONTHS ENDED
      SEPTEMBER 30, 2000

      Net sales                       $  76,416         $ 1,143         $  8,879         $  2,996         $  2,950       $    935
      Gross profit                       59,656             387            7,401            1,831              331            616
      Net income (loss)                 (11,066)            (19)            (422)             (91)              (2)           (89)

      THREE MONTHS ENDED
      SEPTEMBER 30, 1999

      Net sales                       $  81,921         $   848         $ 11,395         $  3,665         $  3,122       $  1,455
      Gross profit                       37,585             (23)           9,325            1,941              409          1,052
      Net income (loss)                   2,828            (204)              34              183               56           (158)

      NINE MONTHS ENDED
      SEPTEMBER 30, 2000

      Net sales                       $ 214,980         $ 3,200         $ 30,292         $  9,912         $  9,936       $  2,935
      Gross profit                       86,170             869           25,430            6,160            1,139          2,169
      Net income (loss)                  (8,200)           (185)            (146)             173              126            (95)

      NINE MONTHS ENDED
      SEPTEMBER 30, 1999

      Net sales                       $ 227,613         $ 3,245         $ 36,594         $ 11,785         $ 10,581       $ 11,780
      Gross profit                      109,673             521           30,668            6,426            1,506          7,792
      Net income (loss)                   6,368            (275)           1,241              650              304            961


(a) Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from PR*Nutrition to Twin.

4.    INVENTORIES

      Inventories consist of the following:

                            SEPTEMBER 30, 2000   DECEMBER 31,1999
                            ------------------   ----------------
      Raw Materials               $17,501            $32,269
      Work in Process              15,770              9,765
      Finished Goods               29,130             29,792
                                  -------            -------
                 Total            $62,401            $71,826
                                  =======            =======


5.    REVOLVING CREDIT FACILITY

      The Company is a party to a revolving credit facility (the "Revolving Credit Facility") with several banks and other financial institutions (the "Lenders"), which was scheduled to expire in May, 2002.

      The Revolving Credit Facility contains certain restrictive covenants including, among other things, the maintenance of debt and interest coverage ratios, as well as restrictions on the incurrence of additional indebtedness, the payment of dividends and certain other significant transactions.

      Due to the third quarter 2000 inventory adjustment discussed in note 2, the Company has requested and received from the Lenders an amendment and waiver with respect to the Revolving Credit Facility, relating to the Company's failure to comply with certain of the covenants contained in the Revolving Credit Facility (the "Third Amendment"). The Third Amendment is effective through December 15, 2000, and limits future borrowings by the Company to the lesser of: (a) identified percentages of the Company's net accounts receivable and net inventory or (b) $47,000. In addition, the applicable margin in respect of Eurodollar loans has been increased to 3.0%, and the applicable margin in respect of ABR loans has been increased to 2.0%.

      At the current time, the Company's borrowings under the Revolving Credit Facility aggregate approximately $44,000. Borrowings outstanding under the Revolving Credit Facility at September 30, 2000 were $37,000 which have been classified as current debt. After giving effect to the Third Amendment, approximately $3,000 of additional borrowings are available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

      The Company and the Lenders intend to negotiate an amendment to the Revolving Credit Facility prior to December 15, 2000, which would provide for future borrowings generally on the basis described above. There can be no assurance, however, that by December 15, 2000, an amendment to the Revolving Credit Facility will be successfully negotiated or that the Company will be able to enter into an alternative borrowing arrangement on terms favorable to the Company. The absence of such an amended Revolving Credit Facility or alternative borrowing arrangements would likely have a material adverse effect on the Company and its financial condition.

6.    LEGAL PROCEEDINGS

      Included in other income for the three months and nine months ended September 30, 2000 is $139 and $2,251, respectively, of proceeds from litigation settlements.

7.    NET INCOME PER SHARE

      Basic net income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net income per common share was calculated based upon the weighted average number of common shares outstanding and includes potential common shares for dilutive options outstanding during the respective periods.

      The weighted average common shares outstanding for the computation of basic net income per common share for the three months and nine months ended September 30, 2000 and 1999 were 28,645,000 and 31,802,000, respectively, and 28,636,000 and 32,121,000, respectively.

      Additionally, for the diluted calculation, 32,000 and 21,000 of potential common shares were included for the three months and nine months ended September 30, 1999, respectively. There are no potential common shares included for the three and nine months ended September 30, 2000 as the effect would be anti-dilutive.

8.    RECENT ACCOUNTING PRONOUNCEMENTS

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

      Segment information for the three months and nine months ended September 30, 2000 and 1999 was as follows:

                                                    HERBAL       CHANGES
                                                  SUPPLEMENTS    INTER-
                                        TWINLAB    AND TEAS     NATIONAL     BRONSON                INTERCOMPANY
                                       DIVISION    DIVISION     DIVISION     DIVISION    OTHER (1)    ELIMINATION      TOTAL
--------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 30, 2000
  Net sales from external customers    $ 53,792    $  6,719     $  8,879     $  5,042     $  1,984     $     --     $  76,416
  Intersegment net sales                     --          --           --           --           94          (94)           --
  Income (loss) from operations           2,581     (17,469)        (605)        (152)        (260)          --       (15,905)
  Total assets                          198,023      49,001       21,193       59,601        3,967      (48,938)      282,847

THREE MONTHS ENDED
SEPTEMBER 30, 1999
  Net sales from external customers    $ 55,721    $  6,308     $ 11,395     $  6,287     $  2,210     $     --     $  81,921
  Intersegment net sales                     --          --           --           --           92          (92)           --
  Income from operations                  5,931        (257)          25          384         (638)          --         5,445
  Total assets                          174,302      69,799       23,237       59,241        5,212      (45,819)      285,972

NINE MONTHS ENDED
SEPTEMBER 30, 2000
  Net sales from external customers    $140,895    $ 21,620     $ 30,292     $ 16,424     $  5,749     $     --     $ 214,980
  Intersegment net sales                     --          --           --           --          386         (386)           --
  Income (loss) from operations           5,501     (14,875)        (212)         486         (653)          --        (9,753)


NINE MONTHS ENDED
SEPTEMBER 30, 1999
  Net sales from external customers    $133,147    $ 23,453     $ 36,594     $ 19,749     $ 14,670     $     --     $ 227,613
  Intersegment net sales                     33       2,510           --           --          354       (2,897)           --
  Income from operations                  6,058       3,379        1,936        1,540          975           --        13,888


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

                                          THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                                                       (DOLLARS IN MILLIONS)
                                           2000                     1999                   2000                      1999
                                   ------------------       -----------------      -------------------       ------------------
Net Sales:
   TWINLAB Division                $ 53.8        70.4%      $ 55.7       68.0%     $140.9         65.5%      $133.1        58.4%
   Herbal Supplements and
     Teas Division                    6.7         8.8          6.3        7.7        21.6         10.1         23.5        10.3
   Changes Int'l Division             8.9        11.6         11.4       13.9        30.3         14.1         36.6        16.1
   Bronson Division                   5.0         6.6          6.3        7.7        16.5          7.6         19.8         8.7
   PR*Nutrition Division              1.0         1.3          1.4        1.8         2.9          1.4         11.7         5.2
   Publishing Division                1.0         1.3          0.8        0.9         2.8          1.3          2.9         1.3
                                   ------      ------       ------     ------      ------       ------       ------      ------
         Total Net Sales             76.4       100.0         81.9      100.0       215.0        100.0        227.6       100.0
                                   ------      ------       ------     ------      ------       ------       ------      ------
Gross Profit                         16.8        21.9         37.6       45.9        86.2         40.1        109.7        48.2
Operating Expenses                   32.7        42.7         32.2       39.2        95.9         44.6         95.8        42.1
                                   ------      ------       ------     ------      ------       ------       ------      ------
Income (loss) from 0perations      $(15.9)      (20.8)%     $  5.4        6.7%     $ (9.7)        (4.5)%     $ 13.9         6.1%
                                   ======      ======       ======     ======      ======       ======       ======      ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: Net sales for the three months ended September 30, 2000 were $76.4 million, a decrease of $5.5 million, or 6.7%, as compared to net sales of $81.9 million for the three months ended September 30, 1999. Net sales at the TWINLAB division contributed $53.8 million, a decrease of $1.9 million, or 3.5% as compared to $55.7 million for the three months ended September 30, 1999. The decrease in net sales was due to a continued inventory reduction effort at a major customer and returns associated with the realignment of product mix in certain mass market accounts. Sales of the Herbal Supplements and Teas division contributed $6.7 million, an increase of $0.4 million or 6.5%, as compared to $6.3 million for the three months ended September 30, 1999. The Changes International division contributed $8.9 million to net sales for the three months ended September 30, 2000 as compared to $11.4 million in the three months ended September 30, 1999. The decrease in net sales was due to a downturn in domestic sales which was offset in part by growth in non-domestic markets. The Bronson division contributed $5.0 million to net sales for the three months ended September 30, 2000 as compared to $6.3 million for the three months ended September 30, 1999. The PR*Nutrition division contributed $1.0 million to net sales for the three months ended September 30, 2000, as compared to $1.4 million for the three months ended September 30, 1999. Publishing activities contributed $1.0 million as compared to $0.8 million for the three months ended September 30, 1999.

THIRD QUARTER HERBAL INVENTORY ADJUSTMENTS: For the quarter ended September 30, 2000, the Company recorded adjustments aggregating $16.0 million to reduce its herbal inventory balances at its Utah location because of both book-to-physical inventory variances and excess and slow moving products.

Book-to-Physical Variances

During the preparation of the financial statements for the quarter ended September 30, 2000, the Company became aware of certain inventory variances which prompted it to conduct a physical count of its herbal inventories at its Utah location. The resulting physical inventory compilation indicated inventory shortages totaling $8.02 million. Upon further investigation, the Company determined that approximately $3.09 million and $0.97 million of these shortages were attributable to fiscal 1998 and 1999, respectively. The Company also learned that the shortages relating to fiscal 1998 and 1999 were primarily due to the recording of certain entries without appropriate supporting documentation. Because the adjustment relating to fiscal 1998 would have resulted in a $0.67 million reduction in fiscal 1998 executive bonuses paid, the executive officers will refund these amounts, and the Company has recorded a receivable for such refunds. Therefore, the net impact on income (loss) before provision for income taxes and extraordinary item of the inventory shortages and bonus adjustments relating to fiscal 1998 is approximately $2.4 million. The impact on net income (loss) of these adjustments relating to fiscal 1998 and 1999 is approximately $1.5 million and $0.6 million, respectively. Accordingly, the Company believes that these adjustments are not material for the purpose of recording prior period adjustments.

Reserves for Excess and Slow Moving Products

The Company anticipated significant increases in sales for herbal products during fiscal 2000. However, consistent with industry trends, sales of the Company's herbal products were disappointing during the first two quarters of fiscal 2000 and, in the third quarter, were significantly below anticipated levels. As a result, the Company significantly reduced its projection of herbal sales for the year ending December 31, 2000, and has also decided to discontinue the production and/or active marketing of certain herbal products.

As a result, the Company analyzed potential excess and slow moving inventory and increased its inventory reserves by approximately $7.97 million. These increased reserves included approximately $5.41 million relating to products that will no longer be produced and/or actively marketed. Such products include $3.85 million of micro-encapsulated herbal products that were introduced during the fourth quarter of fiscal 1998 but have experienced disappointing sales.

GROSS PROFIT: Gross profit for the three months ended September 30, 2000 was $16.8 million, which represented a decrease of $20.8 million, or 55.4%, as compared to $37.6 million for the three months ended September 30, 1999. Gross profit margin was 21.9% for the three months ended September 30, 2000 as compared to 45.9% for the three months ended September 30, 1999. The overall decrease in gross profit dollars and gross profit margin was attributable primarily to the third quarter herbal inventory adjustments described above.

OPERATING EXPENSES: Operating expenses were $32.7 million for the three months ended September 30, 2000, representing an increase of $0.5 million, or 1.6%, as compared to $32.2 million for the three months ended September 30, 1999. As a percent of net sales, operating expenses increased from 39.2% for the three months ended September 30, 1999 to 42.7% for the three months ended September 30, 2000. The increase in operating expenses as a percentage of net sales was primarily attributable to the Company's lower sales volumes.

INCOME FROM OPERATIONS: The loss from operations was $15.9 million for the three months ended September 30, 2000 as compared to income from operations of $5.4 million for the three months ended September 30, 1999. The decrease in income from operations was primarily due to the herbal inventory adjustments described above as well as the Company's lower sales volume.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense $2.2 million for the three months ended September 30, 2000, as compared to a net expense of $0.7 million for the three months ended September 30, 1999. The net increase of $1.5 million was primarily due to an increase in interest expense of $1.2 million, as a result of increased debt levels.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: Net sales for the nine months ended September 30, 2000 were $215.0 million, a decrease of $12.6 million, or 5.6%, as compared to net sales of $227.6 million for the nine months ended September 30, 1999. Net sales at the TWINLAB division contributed $140.9 million, an increase of $7.8 million, or 5.8% as compared to $133.1 million for the nine months ended September 30, 1999. The increase in net sales was due primarily to increased demand for vitamins, minerals, and supplements, and the expansion of established accounts. Sales of the Herbal Supplements and Teas division contributed $21.6 million, a decrease of $1.9 million or 7.8%, as compared to $23.5 million for the nine months ended September 30, 1999. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The Changes International division contributed $30.3 million to net sales for the nine months ended September 30, 2000 as compared to $36.6 million in the nine months ended September 30, 1999. The decrease in net sales was due to a downturn in domestic sales which was offset in part by growth in non-domestic markets. The Bronson division contributed $16.5 million to net sales for the nine months ended September 30, 2000 as compared to $19.8 million for the nine months ended September 30, 1999. The PR*Nutrition division contributed $2.9 million to net sales for the nine months ended September 30, 2000, as compared to $11.7 million for the nine months ended September 30, 1999. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the TWINLAB division and sales attributable to such product line are reflected in the TWINLAB division subsequent to such date. Publishing activities contributed $2.8 million as compared to $2.9 million for the nine months ended September 30, 1999.

GROSS PROFIT: Gross profit for the nine months ended September 30, 2000 was $86.2 million, which represented a decrease of $23.5 million, or 21.4%, as compared to $109.7 million for the nine months ended September 30, 1999. Gross profit margin was 40.1% for the nine months ended September 30, 2000 as compared to 48.2% for the nine months ended September 30, 1999. The overall decrease in gross profit dollars and gross profit margin was attributable primarily to the third quarter herbal inventory adjustments described above.

OPERATING EXPENSES: Operating expenses were $95.9 million for the nine months ended September 30, 2000, representing an increase of $0.1 million, or 0.1%, as compared to $95.8 million for the nine months ended September 30, 1999. As a percent of net sales, operating expenses increased from 42.1% for the nine months ended September 30, 1999 to 44.6% for the nine months ended September 30, 2000. The increase in operating expenses as a percentage of net sales was primarily attributable to the Company's lower sales volume.

INCOME FROM OPERATIONS: The loss from operations was $9.8 million for the nine months ended September 30, 2000 as compared to income from operations $13.9 million for the nine months ended September 30, 1999. The decrease in income from operations was primarily due to the inventory adjustments described above as well as the Company's lower sales volume.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $3.8 million for the nine months ended September 30, 2000, as compared to a net expense of $3.5 million for the nine months ended September 30, 1999. The net increase of $0.3 million was primarily due to increased interest expense of $2.1 million as a result of increased debt levels offset by an increase in other income of $2.3 million relating to litigation settlements.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, cash used in operating activities was $15.1 million as compared to cash provided by operating activities of $17.7 million for the nine months ended September 30, 1999. The increase in cash used in operating activities was primarily attributable to the reduction in net income, the purchase of an insurance product in January 2000, as well as lower accounts payable due to the timing of payments.

Capital expenditures, inclusive of equipment acquired under capital lease obligations, were $7.5 million and $11.6 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures for the nine months ended September 30, 2000 were primarily for the purchase of computer hardware and software and related implementation costs for the Company's ERP system using SAP software. This system is designed to provide uniform purchasing, manufacturing and financial systems which are expected to enhance overall efficiency and controls. These expenditures, as well as expenditures for production equipment to expand capacity or improve manufacturing efficiency, are expected to be approximately $9.0 million during fiscal 2000. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

Net cash provided by financing activities was $20.2 million for the nine months ended September 30, 2000 and primarily represented borrowings under the Company's Revolving Credit Facility.

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

The Company is a party to a revolving credit facility (the "Revolving Credit Facility") with several banks and other financial institutions (the "Lenders"), which was scheduled to expire in May, 2002.

The Revolving Credit Facility contains certain restrictive covenants including, among other things, the maintenance of debt and interest coverage ratios, as well as restrictions on the incurrence of additional indebtedness, the payment of dividends and certain other significant transactions.

Due to the third quarter 2000 inventory adjustment discussed in Note 2 to the Consolidated Unaudited Financial Statements contained in this Report, the Company has requested and received from the Lenders an amendment and waiver with respect to the Revolving Credit Facility, relating to the Company's failure to comply with certain of the covenants contained in the Revolving Credit Facility (the "Third Amendment"). The Third Amendment is effective through December 15, 2000, and limits future borrowings by the Company to the lesser of: (a) identified percentages of the Company's net accounts receivable and net inventory or (b) $47 million. In addition, the applicable margin in respect of Eurodollar loans has been increased to 3.0%, and the applicable margin in respect of ABR loans has been increased to 2.0%.

At the current time, the Company's borrowings under the Revolving Credit Facility aggregate approximately $44 million. Borrowings outstanding under the Revolving Credit Facility at September 30, 2000 were $37 million which have been classified as current debt. After giving effect to the Third Amendment, approximately $3.0 million of additional borrowings are available under the Revolving Credit Facility for working capital requirements and general corporate purposes.

The Company and the Lenders intend to negotiate an amendment to the Revolving Credit Facility prior to December 15, 2000, which would provide for future borrowings generally on the basis described above. There can be no assurance, however, that by December 15, 2000, an amendment to the Revolving Credit Facility will be successfully negotiated or that the Company will be able to enter into an alternative borrowing arrangement on terms favorable to the Company. The absence of such an amended Revolving Credit Facility or alternative borrowing arrangements would likely have a material adverse effect on the Company and its financial condition.

Assuming that the Company successfully negotiates an amendment to the Revolving Credit Facility or alternative borrowing agreement, management believes that the Company will have adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and actively pursue its business strategy for the next 18 to 24 months. Subject to the foregoing, the Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under an amended Revolving Credit Facility or alternative borrowing arrangement.

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

                                     PART II
                                OTHER INFORMATION





ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10.46-Third Amendment and Waiver dated as of November 13, 2000 to the Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions.

    27-   Financial Data Schedule

(b) Reports on Form 8-K:


    There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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




                                          TWINLAB CORPORATION



                                          By:  /s/ Ross Blechman
                                               -------------------------------
                                               Ross Blechman
                                               Chairman, President and Chief
                                               Executive Officer




                                          By:  /s/ John H. Bolt
                                               -------------------------------
                                               John H. Bolt
                                               Chief Financial Officer



DATED:   November 20, 2000
        -------------------------------------