Form 10-K405
period 2000-12-31
TWINLAB CORP
filed 2001-04-02
CIK 1015868

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                [X]  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $1.00 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on March 28, 2001, as reported on the Nasdaq National Market, was $19,634,056.

     As of March 28, 2001, the registrant had 28,929,568 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      NOTE

     Twinlab Corporation's Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Annual Report. Copies of this Annual Report on Form 10-K, not including any of the exhibits listed under Item 14(c) of this Annual Report, are available without charge upon written request. Please contact the office set forth below to request copies of this Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

                              Corporate Secretary
                              Twinlab Corporation
                               150 Motor Parkway
                              Hauppauge, NY 11788

              TWINLAB CORPORATION 2000 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                               PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Party Transactions........   26

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   26
SIGNATURES............................................................   30

                                     PART I

     Information contained or incorporated by reference in this Annual Report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Business Strategy." Forward-looking statements involve substantial risks and uncertainties and represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. Such forward-looking statements by their nature involve known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things, those discussed in "Factors Affecting Future Performance" under the caption "Business" in Item 1 of this Annual Report. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. For the purpose of this annual report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company accepts no obligation to update any forward-looking statements and does not intend to do so.

     Unless the context otherwise requires, the terms "Company" and "Twinlab" refer to Twinlab Corporation and, as applicable, its direct and indirect subsidiaries, Twin Laboratories Inc. ("Twin"), Twin Laboratories (U.K.) Ltd., Advanced Research Press, Inc. ("ARP"), Changes International, Inc., Changes International (U.K.) Ltd., and Changes, A Twinlab Company S.de R.L. (collectively "Changes International"), Bronson Laboratories, Inc. ("Bronson"), Health Factors International, Inc. ("Health Factors"), PR*Nutrition, Inc. ("PR*Nutrition"), Twinlab Passions Ltd. and Twinlab FSC Inc.

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

     On April 2, 2001, the Company replaced its Revolving Credit Facility and entered into a new revolving line of credit inclusive of a term loan (the "New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60.0 million through April 1, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4.2 million and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (8.0% at April 2, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15.0 million in respect of the New Revolving Credit Facility, which guaranty is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain certain levels of earnings from operations as measured before interest expense, income taxes and depreciation and amortization expense ("EBITDA"), places restrictions on capital expenditures and prohibits the payments of dividends.

GENERAL

     The Company is a leading manufacturer and marketer of brand name nutritional supplements sold through health and natural food stores, national and regional drug store chains, supermarkets, mass merchandise retailers and military post exchanges and various direct sales channels, including network and catalog marketing. The Company produces a full line of nutritional supplements and offers one of the broadest product lines in the industry. The Company's product line includes: vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas marketed under the TWINLAB(R) trademark; a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs(R) trademark; a line of specially formulated nutritional supplements marketed under the Changes(R) trademark; herb teas marketed under the Alvita(R) trademark; vitamins, herbs, nutritional supplements and health and beauty aids marketed under the Bronson(R) trademark; and nutritionally enhanced food bars marketed under the Twinlab, PR*Bar(R) and Ironman Triathlon(R) trademarks. The Company emphasizes the development and introduction of high-quality, unique nutraceuticals and other products in response to emerging trends in the nutritional supplement industry. The Company's product quality, broad product line, strong history of new product introductions and innovations and marketing and advertising programs have established Twinlab as a leading and widely-recognized brand in the nutritional supplement industry.

     The Company's products target consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods. The Company has developed a multi-branded and multi-channel distribution strategy, consisting of the following categories:

     - Health and Natural Food Store Channel -- The Company's Twinlab, Nature's Herbs, Ironman Triathlon and Alvita brand products are sold primarily through a network of over 60 distributors to nearly 11,000 health and natural food stores and other selected retail outlets. The health and natural food store channel of distribution includes national chains such as General Nutrition Companies, Inc. ("GNC"), Whole Foods Markets, Inc. ("WFM"), Wild Oats Markets, Inc. ("Wild Oats") and Vitamin Shoppe Industries, Inc. ("Vitamin Shoppe"). The Company believes that it has a competitive advantage in the health and natural food store channel due to the high quality of its products, which is a direct result of its use of premium ingredients and packaging, its state of the art manufacturing facilities and its comprehensive quality control procedures. Sales to the health and natural food store channel, primarily through distributors, continue to represent the Company's largest market, totaling approximately $174.9 million, or 62.4%, of the Company's net sales in 2000. The Company believes that its products have a presence in over 95% of the health and natural food stores in the United States, but that only approximately 25% of such stores carry a comprehensive line of the Company's products. The Company also manufactures private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis.

     - Mass Market Channel -- The mass market retail channel consists of drug store chains, supermarkets and other mass merchandisers. The Company provides Twinlab branded products as well as private label herbal products to Wal-Mart Stores, Inc. ("Wal-Mart"), which are sold under Wal-Mart's proprietary Spring Valley brand name. The Company also sells its products through national and regional drug store and supermarket chains, such as Rite Aid Corporation, Walgreen, CVS, Kroger, American Stores and Albertson's. Approximately $46.9 million, or 16.7%, of the Company's 2000 net sales were attributable to mass market retailers.

     - Direct Sales Channel -- The Company markets and sells a variety of products through the direct sales distribution channel, which includes network marketing, catalog and direct response sales. Through Changes International, the Company develops, markets and sells vitamins, herbs and nutritional supplements under the Changes brand name. Changes International operates through a large sales force of independent distributors located throughout the United States and other countries who sell directly to consumers. In the United Kingdom, Changes International operates through Changes International (UK) Limited. All of Changes International's products are specially formulated and packaged for distribution through a network marketing sales force and are not intended for sale to retail outlets, except for limited distribution through kiosks that are operated by independent Changes distributors. Changes International generated net sales of $38.1 million, or 13.6% of the Company's net sales in 2000. Under the Bronson brand name, Twinlab manufactures, markets and distributes vitamins, herbs, nutritional supplements and health and beauty aids that are sold through catalogs and specialty direct mailings to customers, including healthcare and nutritional professionals. The Company also markets and distributes nutritionally enhanced food bars and other nutritional products under the PR*Bar brand name directly to consumers through direct mailings and direct response sales. Approximately $16.7 million, or 5.9%, of the Company's 2000 net sales were attributable to sales through catalog and direct response sales.

OPERATING DIVISIONS

     While the Company's products are marketed through the distribution channels discussed above, the Company's operations are organized around the following six divisions:

     - TWINLAB Division -- The Twinlab division develops, manufactures and sells vitamins, minerals, herbs, amino acids, sports nutrition products and nutritionally enhanced drinks and food bars under the Twinlab, TruHerbs, Ironman Triathlon, MaxiLife, "Fuel" and other brand names for distribution in the Health and Natural Food Store Channel and Mass Market Channel. The Twinlab division accounted for approximately $184.9 million, or 65.9%, of the Company's net sales in 2000.

     - Herbal Supplements and Teas Division -- The herbal supplements and teas division develops and manufactures the Company's products marketed and sold under the Nature's Herbs and Alvita brand names through the Health and Natural Food Store and Mass Market Channels. This division generated approximately $28.4 million, or 10.1%, of the Company's net sales in 2000.

     - Changes International Division -- The Changes International division develops, markets and sells a line of vitamins, herbs and nutritional supplements under the Changes brand name for distribution exclusively through a network marketing sales force of independent distributors. This division accounted for approximately $38.1 million, or 13.6%, of the Company's net sales in 2000.

     - Bronson Division -- Twinlab's Bronson division manufactures, markets and distributes vitamins, herbs, minerals and health and beauty aids under the Bronson brand name, which are sold through catalogs and direct mailings to customers. Through Health Factors, this division also manufactures private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis. The Bronson division generated approximately $21.4 million, or 7.6%, of the Company's net sales in 2000.

     - PR*Nutrition Division -- The PR*Nutrition division develops, markets and sells nutritionally enhanced food bars, diet programs and other nutritional products under the PR*Bar and PR*Nutrition brand names for sale to consumers through direct and specialty mailings and direct response sales. Effective July 1, 1999, responsibility for sales of the Company's Ironman Triathlon food bar was transferred from the PR*Nutrition Division to the Twinlab Division, and sales attributable to such product line are reflected in the Twinlab Division sales subsequent to such date. The PR*Nutrition division generated approximately $3.7 million, or 1.3%, of the Company's net sales in 2000.

     - Publishing Division -- Through Advanced Research Press, the publishing division is responsible for the publishing activities of the Company, including the publication of a monthly fitness magazine, Muscular Development and select books concerning nutritional supplements and related subjects. ARP generated approximately $3.9 million, or 1.5%, of the Company's net sales in 2000.

     For additional financial information regarding the Company's operating segments, see Note 15 to the Notes to the Consolidated Financial Statements.

     Twinlab was incorporated under the laws of the State of Delaware in 1996 and maintains its principal executive offices at 150 Motor Parkway, Hauppauge, New York 11788. Its telephone number is 631-467-3140.

BUSINESS STRATEGY

     The Company's strategy is to increase sales and profits by furthering its leadership position in the sale of vitamins, herbs, sports nutrition products, weight management and other nutritional supplements to the health and natural food store channel while increasing sales and market share in the mass market and direct sales distribution channels. Twinlab plans to implement this strategy by: (i) capitalizing on the strength of its established brands; (ii) the development and introduction of new products and product innovations for each of its distribution channels; (iii) increasing penetration of foreign markets; and
(iv) utilizing its manufacturing capabilities to pursue private label manufacturing opportunities.

     Specifically, the Company seeks to:

     Further Develop Portfolio of Brands -- Twinlab has developed a portfolio of core brands that is among the most recognized in the vitamin and nutritional supplement industry. The Company intends to expand the reach of the Twinlab brand in the health and natural food store distribution channel while furthering the development of its portfolio of proprietary brands targeted to the Company's respective channels of distribution. The Company plans to promote its brands through marketing and advertising programs.

     Further Develop Multiple Channels of Distribution -- The Company intends to continue to increase its penetration of the domestic and international health and natural food store channel and expand its mass market retail and direct selling businesses. By utilizing a multiple distribution channel approach, the Company believes it will be positioned to reach customers who historically have not shopped in health and natural food stores. If appropriate, the Company may seek to acquire selective products or product lines to distribute through these established channels.

     Continue to Introduce New Products and Product Innovations -- A cornerstone of the Company's strategy is to utilize innovative scientific and medical findings in its new product development efforts. The Company has consistently been among the first in its industry to introduce new products and product innovations that anticipate and meet customer demands for newly identified nutritional supplement benefits. As part of its ongoing research and development effort, the Company maintains an extensive library of scientific research publications and actively monitors a wide variety of publications containing scientific and medical research. The Company's geographically diverse network of wholesale distributors allows it to achieve rapid and broad distribution for new product launches. The Company expects to introduce new products in the health and natural food store and mass market retail channels. Approximately six new products have already been introduced in 2001.

     Increase Penetration of Foreign Markets -- Management believes there are opportunities for the Company to expand its presence in foreign markets. Independent of the Changes International business, the Company's international sales force is supported by a network of approximately 60 overseas distributor organizations, serving over 70 foreign countries. Approximately $26.2 million or 9.3%, of the Company's net sales in 2000, including sales by Changes International, were derived from international sales originating from overseas.

     Supplement Internal Growth Through Strategic Product Acquisitions -- The Company pursues investment opportunities that will complement or extend its existing product lines or that would be compatible with its business philosophy and strategic goals. The Company believes that its leading and widely recognized brand names, broad distribution capabilities and ability to generate sales of its products through successful marketing programs provide it with a strategic advantage in pursuing and consummating such opportunities.

     Optimize Uses of Personnel and Infrastructure -- The Company has made significant investments in developing its management team and building its infrastructure to support the growth of its businesses. The total size of the Company's Utah Facility was expanded to approximately 168,000 square feet in 1999, substantially increasing the Company's production, warehousing and distribution capacity. A portion of the costs associated with the Utah Facility expansion was financed through a ten-year mortgage. Until such time as all of this space is necessary for the production of Twinlab brand products, the Company will pursue opportunities to perform contract manufacturing activities for third parties.

     There can be no assurance that the Company will successfully implement all or any part of its business strategy.

INDUSTRY

     Based on estimates in recent market reports, management believes the worldwide retail market for vitamins, minerals and other supplements (excluding sports nutrition, food bars and diet products; the "VMS

Products") was over $40 billion in 1999. The category grew significantly during 1997-1998 due in part to widespread publicity surrounding such herbs as echinacea, garlic, ginseng, gingko, saw palmetto and St. John's Wort.

     Despite the growth in 1997-1998, however, industry sources indicate that the growth rate in the nutritional supplement industry slowed significantly in 1999 through 2000. Management believes this slowdown was partially due to a decline in sales at the retail level of St. John's Wort and other herbal products that were in greater demand in the first half of 1998, largely as a result of media attention, and to a more generalized industry-wide slowing of growth across most product categories. Management believes that, as a result, orders to manufacturers and suppliers were reduced in 2000.

     In addition, while public awareness of the positive effects of vitamins and nutritional supplements on health was heightened by widely publicized reports of scientific findings supporting such claims during 1997-1998, management believes that negative media attention focusing on questions of efficacy, safety and label claim content have had a significant adverse impact on the supplement industry over the past two years. The slowdown in growth in the nutritional supplement industry has also been caused by the lack of a new "blockbuster" product and increasing competition, including intense private label expansion.

     Based upon these factors, management believes that traditional commodity vitamins, minerals and herbal products experienced flat to negative growth throughout the industry during 1999 and 2000.

     Despite stagnant or negative growth in certain categories of the nutritional supplement business, however, management believes the sports nutrition, joint care, and weight management categories experienced limited growth in 2000.

     Management remains cautiously optimistic about potential growth of the entire nutritional supplement industry due to the presence of those trends that led to significant industry growth in 1997-1998, including; (i) favorable demographic trends towards older Americans, who are more likely to be health conscious as they experience middle age health issues; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) the nationwide trend toward preventive medicine in response to rising health care costs; (iv) increased consumer interest in alternative health and herb-related supplements; and (v) the heightened understanding and awareness of healthier lifestyles and a connection between diet and health.

PRODUCTS

     The Company manufactures and markets a highly diversified array of products in many product categories. The Company's product line includes: vitamins, minerals, amino acids, fish and marine oils, sports nutrition products (including nutritionally enhanced food bars), weight management products and special formulas marketed under the Twinlab trademark; a full line of herbal supplements, phytonutrients and herb teas marketed under the Nature's Herbs, TruHerbs and Alvita trademarks; a line of nutritional supplements marketed under the Changes trademark; a full line of vitamins, herbal supplements and personal care items under the Bronson trademarks and a line of nutritionally enhanced food bars under the PR*Bar trademark. The Company also manufactures certain products under private label arrangements with third parties. Some of these products are manufactured by Health Factors, which also manufactures the majority of the Bronson catalog products. The Company also publishes health, fitness and nutrition-related publications through its Publishing division.

     Among the innovative products successfully launched by Twinlab in 2000 were Fuel Plex; Energy Fuel; Green Essentials and Metabolift diet bars. These launches are strategically aligned with the Company's strategy to develop channel-specific products to optimize sales and provide a degree of trade exclusivity.

     Twinlab Division. The Twinlab division develops, manufactures and sell vitamins, minerals, amino acids, sports nutrition products and nutritionally enhanced food bars. These products, which are sold under the TruHerbs, Twinlab, Maxilife, Ironman Triathlon, "Fuel" and other trademarks, include multivitamins such as Daily One Caps and Animal Friends, single-entity vitamins such as B-1 Caps and Mega E Softgels, minerals such as Calcium Citrate Caps and Magnesium Caps and amino acids such as L-Glutamine Caps and Mega

L-Carnitine Tabs. These products are generally available in a variety of delivery forms, including, powders, capsules and tablets, to accommodate a variety of consumer preferences. The Twinlab division targets a broad array of health conscious consumers, with particular emphasis on consumers who utilize nutritional supplements in their daily diet and who prefer premium quality ingredients in a variety of dosages and delivery methods.

     The sports nutrition products sold under the Twinlab brand consist of a wide variety of nutritional supplements designed for and targeted to active lifestyle consumers. These products are specially formulated to help individuals achieve their personal physical goals and enhance performance. Sports nutrition products include Diet Fuel, ZMA Fuel and Ripped Fuel, which are marketed for the preservation of lean body mass and the building of muscle mass in conjunction with a low fat diet and exercise program; Creatine Fuel, a university tested supplement designed to increase body mass and muscular performance; and Metabolift, a thermogenic formula. The Company's sports nutrition products are utilized by a variety of health conscious consumers including recreational, amateur and professional athletes in a variety of sports. The Company believes that its sports nutrition business serves to increase the Company's brand awareness among customers who, as they grow older, are likely to shift their buying patterns to include the Company's vitamins, herbs and other nutraceuticals.

     Twinlab's special formulas consist of a broad assortment of products formulated with specific health conditions or objectives in mind. Special formulas are primarily targeted to sophisticated users of health related products, including regular customers of health and natural food stores.

     Herbal Supplements and Teas. Through its Nature's Herbs brand, the Company produces a full line of herbal supplement and phytonutrient products, many of which offer natural alternatives to over-the-counter medications. The Company manufactures herbal and botanical supplements at the Company's Utah Facility which are sold primarily under the Nature's Herbs and TruHerbs brand names. The Company's herbal products include single herbs, such as saw palmetto, garlic, ginseng and golden seal; traditional combinations, such as echinacea-golden seal; standardized extracts, such as St. John's Wort Power, Gingko Power, Bilberry Power and Milk Thistle Power sold under the Nature's Herbs POWER HERBS(R) brand name; and natural health care product formulations, such as Allerin and Coldrin. The Company manufactures and supplies herbal supplements to Wal-Mart for its Spring Valley private label line. Nature's Herbs brand products are packaged using the innovative FRESH CARE System developed by the Company. The FRESH CARE System is the first all-glass and antioxidant-protected herbal packaging system that helps remove oxygen while locking out air, moisture and light in order to maintain potency and to extend freshness.

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

     Direct Sales Products. Through Changes International, a network marketing company that was acquired by the Company in November 1997, the Company develops and markets vitamins, herbs and nutritional supplements under the Changes brand name. Changes International operates through a sales force of independent distributors located throughout the United States and select foreign countries. Changes International's products include Thermolift, a thermogenic diet product, Changes Relief, an advanced supplement that nutritionally supports healthy bone and joint functions, and Perfor-Max, an antioxidant formula. Substantially all of Changes International's products are specially formulated and packaged and are manufactured by an independent contractor pursuant to the Company's specifications solely for the network marketing sales force and are not intended for sale to retail stores.

     Bronson was acquired by the Company in April 1998. The Bronson catalog is a source for the direct (through mail order and the internet) sale of high quality nutritional supplement and personal care products.

     In August of 1998, the Company acquired PR*Nutrition. Through PR*Nutrition, the Company develops, markets and sells nutritionally enhanced food bars, diet programs and related drink powders. The bars, powders and diet programs sold by the PR*Nutrition division are generally based upon a dietary ratio of forty percent carbohydrates, thirty percent protein and thirty percent fat. PR*Nutrition's products are manufactured by a third party pursuant to the Company's specifications. The PR*Bar and PR*Powder are sold by PR*Nutrition through direct response.

     Publications. Through ARP, the Company publishes Muscular Development, a monthly fitness magazine featuring a scientific advisory board and contributors considered to be among the most accomplished and knowledgeable in their respective fields. The magazine covers recent developments and provides innovative information in the fields of bodybuilding, training and nutrition research, supplements, health, sports, fitness and diet. This publication serves as a vehicle to increase public awareness of the Company's products and as an outlet for a portion of the Company's advertising program. The Company also publishes select books concerning nutritional supplements and related subjects.

PRODUCT DEVELOPMENT

     The Company closely monitors consumer trends and scientific research, and has consistently introduced innovative products and programs in response thereto. The Company regularly studies scientific, health and nutrition periodicals, including the New England Journal of Medicine and the Journal of the American Medical Association, in order to generate ideas for new product formulations. The Company intends to continue developing new products and programs in the future. Over twenty new products were introduced in 2000, including Energy Fuel and a variety of products under the Metabolift trademark. The Company's research and development expenses were approximately $2.6 million in 2000, compared to approximately $1.9 million in 1999.

SALES AND DISTRIBUTION

     The Company believes that its Twinlab products have a presence in over 95% of the health and natural food stores in the United States, but that only approximately 25% of such stores carry a comprehensive line of the Company's products. The Company sells its products primarily through a network of more than 60 distributors, which service approximately 11,000 health and natural food stores throughout the country and other selected retail outlets. Sales to domestic distributors represented approximately 62.4% of the Company's net sales in 2000. The Company's distributor customers include Tree of Life, Nature's Best Distributors, United Natural Foods, Inc. and other distributors that supply retailers of vitamins, herbs, food bars and other nutritional supplements. Management believes that it sells its products to every major domestic nutritional supplement distributor servicing health and natural food stores and is generally the largest independent supplier of nutritional supplements to such distributors.

     Several of the Company's distributors, such as Tree of Life and United Naturals, are national in scope, but most are regional in nature and operate one or more localized distribution centers. Retailers typically place orders with and are supplied directly by the Company's distributors. In the past ten years, the Company has not lost a major distributor customer other than through consolidation with an existing customer of the Company or the cessation of distribution activities by a distributor. The breadth and depth of the products manufactured by the Company and its ability to manufacture products with minimal throughput times enables the Company to maintain extremely high order fill rates, which management believes are among the highest in the industry, with its customer base.

     Tree of Life and GNC each accounted for approximately 13% of the Company's net sales in 2000. No other single customer accounted for more than 10% of the Company's net sales in 2000, although Wal-Mart accounted for approximately 8% of the Company's net sales in 2000. The largest retail organization in the health and natural food store channel which sells the Company's products is GNC, with approximately 4,260 stores. GNC has indicated that, due to inventory management efforts, it will purchase significantly less product from Twinlab in 2001 versus 2000.

     The Company's customers among mass market retailers include Wal-Mart, Albertson's, Inc., American Stores, Inc., Rite Aid Corporation, Walgreen, CVS, Kroger and Target.

     Changes International currently markets and distributes more than 50 products through a network of over 60,000 independent distributors in the United States, Canada, Japan, the United Kingdom and elsewhere. The distributor network markets Changes International's products directly to consumers.

     Approximately 9.3% or $26.2 million of the Company's net sales in 2000 were derived from international sales originating from overseas distributor organizations. The Company presently has distribution agreements covering many western European countries including Great Britain, France, Belgium, Italy, the Netherlands and the Scandinavian countries; Latin American countries including Mexico, Chile, Brazil and Argentina; Middle Eastern countries including Israel and Saudi Arabia; and several other countries in Asia, including Japan and Singapore, and the Caribbean.

     In 2000, the Company announced plans to jointly market vitamins, minerals and supplements throughout the United States with The Reader's Digest Association, Inc. The partnership is intended to combine Twinlab's expertise as one of the nations leading manufacturers of quality nutritional supplements with Reader's Digest's trusted reputation for consumer health information.

ADVERTISING AND MARKETING

     The Company's advertising expenditures were approximately $16.8 million in 2000, $21.3 million in 1999 and $20.7 million in 1998. The Company's advertising strategy stresses brand awareness of the Company's various product categories in order to generate purchases by consumers and also communicates the points-of-difference between the Company's products and those of its competitors.

     The Company supports its key product categories through its sponsorship of television and radio programming on network and cable stations such as ABC, CBS, Fox, VH-1, USA and ESPN. During 2000, the Company's products were advertised on such popular nationally broadcast television programs as The Practice, Ally McBeal, WWF Wrestling, Who Wants to be a Millionaire and coverage of Major League Baseball, U.S. Open Tennis and the National Basketball Association.

     Print advertisements continue to be an integral part of the Company's advertising efforts. During 2000, the Company advertised in consumer magazines and newspapers such as Better Nutrition, Delicious, Vegetarian Times, Let's Live, Natural Health, Nutrition Science Journal, New Age Journal, Muscle & Fitness, Flex and USA Today.

     Other marketing and advertising programs conducted by the Company include participation in or sponsorship of sporting events such as the Ironman Triathlon World Championship in Hawaii, and bodybuilding shows, including Team Universe and Fitness America. In addition, the Company promotes its products at major industry trade shows and through in-store point of sale materials. The Company also engages athletic personalities as well as scientists to communicate on the Company's behalf with the trade and the public and to promote the Company's products. During 2000, tennis star Andre Agassi, was featured in Twinlab television advertising and point of sale materials. The Company and Mr. Agassi are parties to a three year agreement whereby Mr. Agassi has agreed to appear in various advertising and promotional materials on behalf of the Company.

     The Company has extended its internet presence to include various sites on the World Wide Web, including http://www.twinlab.com, which provides an overview of the Company. The site also provides a list of retailers carrying the Company's products and is "linked" to other Company sites, including those of the Company's herbal supplement and teas division (http://www.herbalvillage.com); the PR*Nutrition division (http://www.prbar.com); the Bronson division (http://www.bronsononline.com) and the publishing division (http://www.musculardevelopment.com). Changes International's web site can be reached at http://www.changesinternational.com. Information and other materials contained in any of the Company's World Wide Web sites shall not be deemed to be a part of or incorporated by reference into this Annual Report on Form 10-K.

     In addition, the Company's products are sold through hundreds of third party websites including vitaminshoppe.com and cvs.com.

CUSTOMER SALES SUPPORT

     The Company's customer relationships at the wholesale and retail levels are based upon the Company's long-standing commitment to a high level of customer service. The Company's sales force consists of approximately 50 dedicated sales professionals who work to gain better placement and additional shelf space for Twinlab products and to stay abreast of customer needs. These sales representatives are assigned to specific territories covering the continental United States, Hawaii and Alaska. These personnel work with distributors and retailers to enhance knowledge of the Company's products and to maximize shelf exposure for Twinlab products. The Company services its mass market accounts through a full-time in-house staff of sales professionals and a nationwide broker network. The Company, through its in-house creative services team, also designs, produces and supplies a broad range of marketing literature, including brochures, pamphlets and in-store display materials to help educate retailers and consumers as to the benefits of the Company's products.

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

MANUFACTURING AND PRODUCT QUALITY

     Most of the Company's products are manufactured at the Company's 72,000 square foot manufacturing facility located in Ronkonkoma, New York (the "Ronkonkoma Facility") and the Company's 168,000 square foot FDA registered facility located in American Fork, Utah (the "Utah Facility"). The Company's products are packaged at and distributed from the Company's 106,515 square foot warehousing and packaging facility located in Bohemia, New York (the "Bohemia Facility"), as well as the Utah Facility. Herb teas are currently packaged at the Utah Facility and by an independent contractor and are shipped from the Utah Facility. The products of Changes International and PR*Nutrition are currently manufactured and packaged by independent contractors pursuant to the Company's specifications. Changes International's products are currently warehoused in Arizona and Virginia, and PR Nutrition's product are currently warehoused at the Utah Facility and in California. In connection with the Bronson acquisition, the Company acquired two adjacent manufacturing and warehouse facilities in Tempe, Arizona (collectively, the "Tempe Facility") that manufacture and store the Bronson brand products and manufacture certain other products for third parties. The Company's manufacturing facilities provide the Company with the capability to promptly meet customers' sales demands and to maintain the highest level of quality control. The Company is continuously upgrading its facilities and enhancing its manufacturing capabilities through new equipment purchases and technological improvements. Management believes that the Company's manufacturing facilities are among the most advanced in the nutritional supplement industry. The Utah Facility provides additional capacity for production, warehouse and distribution operations, as well as additional office space for the herbal supplement and teas division. Management believes that the Company's Ronkonkoma, Bohemia, Utah and Tempe Facilities will be sufficient to enable the Company to meet sales demand for the foreseeable future. See Item 2 "Properties."

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

     During the year 2000, the National Nutritional Foods Association ("NNFA") provided Twinlab's manufacturing facilities with an "A" rating. An "A" rating indicates the Company has excellent compliance with the Good Manufacturing Practices promulgated by the NNFA, a leading industry trade association.

     The Company sources its raw material needs from many different suppliers, including some of the largest pharmaceutical and chemical companies in the world. The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any single supplier for its needs. No single supplier accounted for more than 10% of the Company's total purchases in 2000.

     The Company believes that it has established a reputation for superior product quality based on the premium nature of its products. All capsule and tablet products manufactured by the Company are visually inspected before being packaged. Moreover, the Company's products undergo comprehensive quality control testing procedures from the receipt of raw materials to the release of the packaged product. The Company utilizes real-time computerized monitoring of its manufacturing processes to ensure proper product weights and measures. In addition, the Company maintains three in-house laboratories with state-of-the-art testing and analysis equipment where the Company performs most of its testing, including stability tests, active component characterization utilizing thin-layer and high-pressure liquid chromatography, and UV visible and infrared spectrometry. The Company contracts with independent laboratories to perform the balance of its testing requirements. A team of full-time quality assurance professionals regularly conducts a wide variety of visual and scientific tests on finished products, and samples of raw materials and finished products are generally retained for quality control purposes.

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

     During 2000, the Company started the implementation of a corporate-wide Enterprise Resource Planning ("ERP") system which is expected to be completed in the second quarter of 2001 and should provide enhanced delivery of management information and strengthen its financial processes. The Company anticipates the resulting improvement will provide greater efficiency and effectiveness in a number of business areas.

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

     In the mass market channel of distribution, the Company competes with major private label and broadline brand manufacturers, including, Pharmavite Corp., Rexall Sundown, Inc., NBTY, Inc. and Leiner Health Products Inc. most of which are larger and have access to greater resources than the Company. Several major pharmaceutical companies including American Home Products, Warner-Lambert and Bayer, all of whom have substantially greater financial and personnel resources than the Company, introduced proprietary branded lines of herbal supplements into the mass market channel during 1998. The Company believes it competes on the basis of customer service, product quality and marketing support. The Company believes that it competes favorably with other companies because of its
(i) sales and marketing support, (ii) customer service (including speed of delivery) and (iii) reputation as being a supplier of premium quality products.

     Although Changes International competes with other health and nutritional food companies, the Company believes Changes International's primary competition stems from other network marketing companies. Changes International competes in the recruitment of independent distributors with other network marketing organizations, including Avon, NuSkin, Herbalife and others, whose product lines may or may not compete with the products of Changes International.

     In addition to the aforementioned retail competitors, the Bronson catalog competes with many other nutritional supplement catalogs, including those distributed by Swansons, Vitamin Shoppe, NBTY and individual retail stores and chains. Bronson also competes with the many internet sites that are devoted to the sale of nutritional supplements. PR*Nutrition competes against other manufacturers and distributors of nutritionally enhanced food bar products, including Powerbar, Clif Bar and MetRx. With respect to bars that are formulated based on a nutritional concept of forty percent carbohydrates, thirty percent protein and thirty percent fat, the primary competitor is Balance Bar, marketed by Balance Bar, Inc. In 2000, Kraft Foods Inc., a division of Philip Morris Cos. Inc., purchased Balance Bar.

REGULATORY MATTERS

GOVERNMENT REGULATION

     The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements in the United States.

     On October 25, 1994, the President of the United States of America signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This law revised the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a statutory class of "dietary supplements." This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The substantial majority of the products marketed by the Company are classified as dietary supplements under the FFDC Act.

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

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company. See Item 3. "Legal Proceedings."

     See "Factors Affecting Future Performance -- Ma Huang".

EMPLOYEES

     At December 31, 2000, the Company employed 1,112 persons, of which 363 were involved in executive, sales and administrative activities. The balance of the Company's employees were engaged in production, packaging and shipping activities. None of the Company's employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good. In December 2000, the Company announced a plan to increase its efficiencies and competitiveness by reducing certain overhead costs. Included in this plan was a corporate wide reduction in the number of employees in the Company.

TRADEMARKS AND PATENTS

     The Company owns over 200 trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in many other countries for its Twinlab, Nature's Herbs, Alvita, and the Fuel family of trademarks, and has rights to use other marks material to its business. The Ironman Triathlon trademark is licensed to the Company. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. The Company currently has one patent application pending and is a licensee with respect to several other patents.

FACTORS AFFECTING FUTURE PERFORMANCE

UNCERTAINTY RELATED TO ACQUISITIONS

     Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that any acquired product lines or businesses will be successfully integrated or that such product lines or businesses will ultimately have a positive impact on the Company, its financial condition or operations.

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

     On April 2, 2001, the Company replaced its Revolving Credit Facility and entered into the New Revolving Credit Facility with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60.0 million through April 1, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4.2 million and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (8.0% at April 2, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15.0 million in respect of the New Revolving Credit Facility, which guaranty is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain certain levels of EBITDA, places restrictions on capital expenditures and prohibits the payments of dividends.

COMPETITION

     The business of developing, manufacturing and selling vitamins, minerals, herbs, sports nutrition products, nutritional supplements and other nutraceuticals is highly competitive in all channels of distribution.

There are numerous companies selling products competitive to the Company's products to mass merchandisers, drug store chains, independent drug stores, supermarkets, health and natural food stores, as well as through catalogs, the internet and network marketing. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. For example, GNC, the Company's largest retail account, is owned by Royal Numico N.V, which also owns Rexall Sundown, Met RX and Worldwide Sport Nutrition, each of which is a competitor to the Company. See "Competition."

ABSENCE OF CLINICAL STUDIES AND SCIENTIFIC REVIEW; EFFECT OF PUBLICITY

     While the Company conducts extensive quality control testing on its products, the Company does not regularly conduct or sponsor clinical studies on its products. The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company. However, because the Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies (which may not adhere to the same quality standards as the Company), the Company could be adversely affected in the event any of the Company's products, or any similar products distributed by other companies, should prove or be asserted to be harmful to consumers. In addition, because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume the Company's products as suggested by the Company or other misuse or abuse of the Company's products or any similar products distributed by other companies could have a material adverse effect on the Company's results of operations and financial condition.

     Furthermore, the Company believes that the historical growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings. The Company believes that unfavorable media attention on supplements had a negative impact on the industry and the Company's sales during 2000.

     In addition, while public awareness of the positive effects of vitamins and nutritional supplements on health was heightened by widely publicized reports of scientific findings supporting such claims during 1997-1998, management believes that negative media attention focusing on questions of efficacy, safety and label claim content have had a significant adverse impact on the supplement industry over the past two years. The stagnant growth in the nutritional supplement industry has also been caused by the lack of new "blockbuster" products and increasing competition, including intense private label expansion. There can be no assurance that these factors will not be present in the future.

DEPENDENCE ON WHOLESALE DISTRIBUTORS AND CUSTOMERS

     The Company's success depends in part upon its ability to attract, retain and motivate a large base of wholesale distributors, and, with respect to Changes International, its independent distributors, and its ability to maintain a satisfactory relationship with GNC, Tree of Life and Wal-Mart. The loss of GNC or Tree of Life as a distributor or Wal-Mart as a customer, or the loss of a significant number of other distributors or customers (including Changes International independent distributors), or a significant reduction in purchase volume by GNC, Tree of Life, Wal-Mart or such other distributors or customers, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. GNC has indicated that, due to inventory managment efforts, it will purchase significantly less product from Twinlab in 2001 versus 2000. Additionally, the Company is evaluating numerous strategies intended to address the downward trend in operating results of the Changes International division.

AVAILABILITY OF RAW MATERIALS

     Substantially all of the Company's herbal supplements and herb teas contain ingredients that are harvested by and obtained from third-party suppliers, and many of those ingredients are harvested internation-ally and only once per year or on a seasonal basis. An unexpected interruption of supply, such as a harvest failure, could cause the Company's results of operations derived from such products to be adversely affected. Although the Company has generally been able to raise its prices in response to significant increases in the cost of such ingredients, the Company has not always in the past been, and may not in the future always be, able to raise prices quickly enough to offset the effects of such increased raw material costs.

MA HUANG

     A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Certain of such products also contain caffeine or other central nervous system stimulants. Such products accounted for approximately 18% of the Company's net sales in 2000. The Company's products which contain Ma Huang are generally marketed for bodybuilding, weight loss, sports nutrition and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise.

     Ma Huang has been the subject of certain adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. The FDA has proposed regulations relating to the sale of dietary supplements containing Ma Huang which, if promulgated in final form, would require the Company to substantially reformulate and relabel almost all of its Ma Huang products and would limit potency, require warnings, prohibit certain combination products and would preclude the Company from making bodybuilding and weight loss claims for such products. Comments from industry participants and inquiries from Committees of the United States Congress have been filed with the FDA challenging the scientific and legal basis for the proposed regulations. Additionally, the General Accounting Office, an investigating arm of Congress, reviewed the FDA's proposed regulations and concluded that the FDA needed to provide better evidence to support the proposed regulations on supplements containing ephedra. The Company is not able to predict whether the FDA's proposed regulations will become final, however, the FDA has indicated that a final rule concerning Ma Huang is a priority for 2001. A number of state and local governments have proposed or passed legislation prohibiting or regulating the sale of Ma Huang products. The Company's products containing Ma Huang may become subject to further federal, state and local or foreign laws or regulations, which could require the Company to reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang or other ingredients in its Ma Huang products, including caffeine, and/or relabel its products with different warnings or revised directions for use. There can be no assurance as to whether any resulting reformulation, relabeling or change in the marketing of the Company's Ma Huang products would have a material adverse effect on the sales of such products or the Company's results of operations and financial condition. See Item 3, "Legal Proceedings."

ITEM 2.  PROPERTIES

     The Company owns the Ronkonkoma, Tempe and Utah facilities. In April 1998, the Company moved substantially all of its executive and administrative offices to approximately 21,636 square feet of leased space in a modern office building in Hauppauge, New York. The Company has since leased an additional 8,484 square feet of office space in the Hauppauge building. The Company also leases 26,300 square feet of warehouse space and 5,000 square feet of office space in Ronkonkoma, New York, 106,515 square feet of packaging, warehousing and shipping space in Bohemia, New York, 2,200 square feet of warehouse space in Tempe, Arizona and leases approximately 8,000 square feet of office and warehouse space for its PR*Nutrition operations in San Diego, California. The PR*Nutrition lease terminates May 31, 2001 at which time the Company plans to shift the PR*Nutrition operations to the Utah Facility.

     The Company believes that its facilities and equipment generally are well maintained and in good operating condition. Management believes that the Company's Ronkonkoma, Utah and Tempe Facilities, coupled with its leased space in Bohemia, Hauppauge, Ronkonkoma and Tempe will be sufficient to enable the Company to meet manufacturing, warehousing, distribution and sales demand for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, like other manufacturers and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products are inherently unsafe, are inadequately researched or contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While such claims to date have not been material to the Company and the Company maintains product liability insurance, there can be no assurance that product liability claims or the adverse publicity will not have a material adverse effect on the Company. The Company carries insurance in the types and amounts that management considers reasonably adequate to cover the risks associated with its business. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities; for example, punitive damages are not insurable in many states.

     The Company has been named as a defendant in several currently pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages, as well as two proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. Due to its insurance coverage, the Company believes that such lawsuits, if successful, would not have a material adverse effect on the financial condition or results of operations of the Company. One or more large punitive damage awards, which are generally not insurable, however, could have a material adverse effect on the financial condition of the Company. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

SECURITIES LAW LITIGATION

     In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York. The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. Pursuant to the settlement, which is subject to Court approval, the Company has agreed to pay $26 million, all of which is covered by the Company's existing insurance, including the coverage discussed in the following paragraph.

     A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. The Company believes that the claims are without merit and intends to vigorously defend against the actions, however, the Company is unable to predict the outcome of this uncertainty. Accordingly, the effect, if any, that such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 2000, no matters were submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market. On March 28, 2001, the last reported sales price of the Company's Common Stock as reported on the Nasdaq National Market was $1.25. As of March 28, 2001, there were 222 holders of record of the Company's Common Stock. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for 1999 and 2000 are summarized below.

                                                             HIGH       LOW
                                                            -------    ------
2000
First Quarter.............................................  $ 8.375    $5.688
Second Quarter............................................    9.063     6.313
Third Quarter.............................................    6.875     3.344
Fourth Quarter............................................    5.250     0.969
1999
First Quarter.............................................  $15.625    $6.500
Second Quarter............................................   11.000     7.625
Third Quarter.............................................   10.000     7.125
Fourth Quarter............................................   10.500     7.750

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data as of December 31, 2000, 1999, 1998, 1997, and 1996 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, is included elsewhere herein. The selected financial data below also presents pro forma financial data relating to (i) the Company's conversion of tax status from an "S" corporation to a "C" corporation as a result of the Transactions (as hereinafter defined), (ii) the Transactions and the IPO and (iii) PR*Nutrition's conversion of tax status from an "S" corporation to a "C" corporation as a result of its acquisition by the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 to this Annual Report.

                                        2000        1999        1998        1997      1996(A)
                                      --------    --------    --------    --------    --------
OPERATING DATA:
Net sales...........................  $280,381    $315,604    $333,375    $229,614    $182,010
Gross profit........................    96,114     147,197     169,942     104,188      79,792
Operating expenses..................   131,005     131,723     106,755      52,072      37,108
Litigation costs....................        --      19,000          --          --          --
Merger expenses.....................        --          --       1,462          --          --
(Loss) income from operations.......   (34,891)     (3,526)     61,725      52,116      42,684
Interest expense....................     8,866       5,289       8,119      12,336      10,012
Nonrecurring and transaction
  expenses..........................        --          --          --          --      15,700(b)
Net (loss) income...................   (51,935)     (5,176)     29,691      25,876      14,970(b)
                                      ========    ========    ========    ========    ========
Basic and diluted net (loss) income
  per share(c ).....................  $  (1.81)   $  (0.16)   $   0.94    $   0.92    $   0.36(b)
                                      ========    ========    ========    ========    ========
Basic weighted average shares
  outstanding(d)....................    28,638      31,594      31,492      28,192      28,150
                                      ========    ========    ========    ========    ========
Diluted weighted average shares
  outstanding(d)....................    28,638      31,594      31,607      28,228      28,150
                                      ========    ========    ========    ========    ========
PRO FORMA RELATING TO CHANGE IN TAX
  STATUS:(e)
Historical income before provision
  for income taxes and Extraordinary
  item..............................                          $ 54,989    $ 40,022    $ 17,608
Pro forma provision for income
  taxes.............................                            21,524      15,429       6,788
                                                              --------    --------    --------
Pro forma income before
  extraordinary item................                            33,465      24,593      10,820
Extraordinary item..................                            (4,941)(f)       --     (1,792)(g)
                                                              --------    --------    --------
Pro forma net income................                          $ 28,524    $ 24,593    $  9,028
                                                              ========    ========    ========
Basic income before extraordinary
  item per share(c).................                          $   1.06    $   0.87    $   0.21
                                                              ========    ========    ========
Diluted income before extraordinary
  item per share(c).................                          $   1.06    $   0.87    $   0.21
                                                              ========    ========    ========
Basic net income per share(c).......                          $   0.91    $   0.87    $   0.15
                                                              ========    ========    ========
Diluted net income per share(c).....                          $   0.90    $   0.87    $   0.15
                                                              ========    ========    ========
PRO FORMA FOR THE TRANSACTIONS AND
  THE IPO:(h)
Net income..........................                                                  $ 18,631
                                                                                      ========
Basic and diluted net income per
  share.............................                                                  $   0.66
                                                                                      ========
OTHER DATA:
(Loss) income from operations
  margin(i).........................     (12.4)%      (1.1)%      18.5%       22.7%       23.5%
Capital expenditures................  $  6,652    $ 16,177    $ 18,037    $  4,022    $  2,480

                                        2000        1999        1998        1997      1996(A)
                                      --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Net working capital (excluding cash
  and cash equivalents, marketable
  securities and current debt)......  $ 87,438    $ 80,969    $ 96,443    $ 57,604    $ 43,871
Property, plant and equipment,
  net...............................    50,774      46,168      34,181      14,263      14,424
Total assets........................   248,175     286,257     290,018     173,010     142,978
Total debt (including current
  debt).............................    97,971      63,800      43,531     114,379     120,728
Shareholders' equity................   111,987     163,525     205,485      30,881       2,367

- ---------------
 (a) Ross Blechman, CEO and President of the Company, Brian, Dean, Neil and Steve Blechman, each an Executive Vice President of the Company, David and Jean Blechman, Stephen L. Welling, the President of the Direct to Consumer Channel of the Company (collectively, the "Stockholders"), Green Equity Investors II, L.P. ("GEI") and certain other parties entered into a Stock Purchase and Sale Agreement, dated as of March 5, 1996, as amended (the "Acquisition Agreement"), pursuant to which, among other things, on May 7, 1996 (i) GEI acquired 48% of the Common Stock of Twinlab for aggregate consideration of $4.8 million and shares of Junior Preferred Stock for aggregate consideration of $37.0 million, (ii) certain other investors acquired 7% of the Common Stock of Twinlab for aggregate consideration of $0.7 million and shares of Senior Preferred Stock (together with the Junior Preferred Stock, the "Preferred Stock") for aggregate consideration of $30.0 million, (iii) the Senior Executive Officers exchanged certain of their shares of common stock of Twin (formerly known as Natur-Pharma Inc.) for 45% of the outstanding shares of Common Stock of Twinlab valued at $4.5 million, and (iv) Twinlab purchased all of the remaining shares of common stock of Twin from the Stockholders for cash, resulting in Twin becoming a wholly owned subsidiary of Twinlab. The total cash consideration that the Stockholders received was approximately $212.5 million, the majority of which was paid to David and Jean Blechman. The transactions described above are hereinafter referred to as the "Acquisition." Concurrently with the consummation of the Acquisition, the Company entered into a credit facility (the "Original Credit Facility") (which provided for a term loan facility in the amount of $53.0 million and a revolving credit facility in the amount of $15.0 million) and issued $100.0 million principal amount of its Old Notes in the Note Offering (collectively with the Acquisition and the Original Credit Facility, the "Transactions"). The net cash proceeds of the Note Offering were used, together with borrowings under the Original Credit Facility, the proceeds from the issuance of the Common Stock and Preferred Stock of Twinlab and available cash of the Company, to finance the Acquisition, to refinance approximately $7.0 million aggregate principal amount of debt of the Company and to pay related fees and expenses. The net proceeds of the initial public offering ("IPO") of approximately $93.7 million, together with available cash resources of the Company and approximately $20.0 million of borrowings under the Amended and Restated Credit and Guarantee Agreement, dated November 15, 1996 (the "Revolving Credit Facility"), were used to repay all of the Company's outstanding indebtedness under the Original Credit Facility and to redeem all of the outstanding shares of Preferred Stock.

(b) Reflects $15.3 million of nonrecurring non-competition agreement expense and $0.4 million of Transaction expenses.

 (c) Basic and diluted income per share has been computed by dividing net income (and pro forma income before extraordinary item and pro forma net income for 1996), after reduction for Preferred Stock dividends, by the applicable weighted average shares outstanding.

(d) Diluted weighted average shares outstanding for 1996 represents the number of equivalent shares outstanding after giving retroactive effect to Twinlab's 18.5 for 1 stock split (effected in the form of a stock dividend) and assumes that the 10,175,000 shares of Common Stock issued in connection with the Acquisition and the 8,500,000 shares of Common Stock issued in connection with the Company's IPO were outstanding.

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

(h) The unaudited pro forma results of operations assume the Transactions and the subsequent IPO occurred on January 1, 1996, and exclude the effect of
    (i) the nonrecurring non-competition agreement expense, (ii) the Transaction expenses, (iii) the Extraordinary Item and (iv) the dividends paid on the Preferred Stock which was redeemed with a portion of the net proceeds of the IPO, and reflects the additional interest expense relating to the financing of the Acquisition and the change in tax status described in Note (e) above. This data has been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Transactions and the subsequent IPO in fact occurred on January 1, 1996.

 (i) (Loss) income from operations margin equals (loss) income from operations as a percentage of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The Company operates through six primary business divisions: the Twinlab division, the Herbal Supplements and Teas division, the Changes International division, the Bronson division, the PR*Nutrition division and the Publishing division. Products sold by the Twinlab division include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the Twinlab brand name. In addition, effective July 1, 1999, the Twinlab division began marketing nutritionally enhanced food bars under the Ironman Triathlon trademark. The Herbal Supplements and Teas division produces and markets a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand and a full line of herb teas marketed under the Alvita brand. The Company's network marketing activities are conducted through Changes International. The Bronson division, acquired effective April 30, 1998, markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog and also manufactures, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. The PR*Nutrition division markets nutritionally enhanced food bars and other nutritional products under the PR*Bar trademark. The Company's publishing activities are conducted through ARP.

     The following table sets forth, for the periods indicated certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of net sales.

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                               2000               1999               1998
                                          ---------------    ---------------    ---------------
                                                          (DOLLARS IN MILLIONS)
Net Sales:
  Twinlab Division......................  $184.9     65.9%   $195.6     62.0%   $172.7     51.8%
  Herbal Supplements & Teas Division....    28.4     10.1      30.8      9.8      65.8     19.7
  Changes International Division........    38.1     13.6      47.0     14.9      51.3     15.4
  Bronson Division......................    21.4      7.6      25.9      8.2      18.7      5.6
  PR*Nutrition Division.................     3.7      1.3      12.6      4.0      20.9      6.3
  Publishing Division...................     3.9      1.5       3.7      1.1       4.0      1.2
                                          ------    -----    ------    -----    ------    -----
Net Sales...............................   280.4    100.0     315.6    100.0     333.4    100.0
Gross Profit............................    96.1     34.3     147.2     46.6     169.9     50.9
Operating Expenses......................   131.0     46.7     131.7     41.7     106.8     32.0
Litigation Costs........................      NA       NA      19.0      6.0        NA       NA
Merger Expenses.........................      NA       NA        NA       NA       1.4      0.4
                                          ------    -----    ------    -----    ------    -----
Income (Loss) From Operations...........  $(34.9)   (12.4)%  $ (3.5)    (1.1)%  $ 61.7     18.5%
                                          ======    =====    ======    =====    ======    =====

FISCAL 2000 COMPARED TO FISCAL 1999

     Net Sales. Net sales for fiscal 2000 were $280.4 million, a decrease of $35.2 million, or 11.2%, as compared to net sales of $315.6 million for fiscal 1999. The decrease in overall sales reflects negative trends experienced in certain market segments in the Company's industry which impacted all of the Company's distribution channels. Net sales at the Twinlab division were $184.9 million, a decrease of $10.7 million or 5.5% compared to the $195.6 million in sales in 1999. The decrease in net sales was significantly impacted by an inventory reduction effort at a major customer. This customer has indicated that, due to inventory management efforts, it will purchase significantly less product from the Company during fiscal 2001. Also contributing to the decrease in net sales were returns associated with the realignment of product mix in certain mass market accounts. Sales of the Herbal Supplements and Teas division were $28.4 million, a decrease of $2.4 million or 7.8% from the $30.8 million in sales in 1999. The Herbal Supplements and Teas division was impacted by the weakness of the herbal category in both the mass market and health and natural food store channels. The Changes International division contributed $38.1 million to 2000 net sales as compared to $47.0 million in 1999. The decrease in net sales of $8.9 million or 18.9% was due to a downturn in the industry which negatively impacted domestic sales but was offset in part by growth in foreign markets. The Company is evaluating numerous strategies intended to address the downward trend in the operating results of the Changes International division. The Bronson division contributed $21.4 million to 2000 net sales as compared to $25.9 million in 1999. The PR*Nutrition division contributed $3.7 million to 2000 net sales as compared to $12.6 million in 1999. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the Twinlab division and sales attributable to such product line are reflected in the Twinlab division subsequent to such date. Publishing activities contributed $3.9 million to 2000 net sales as compared to $3.7 million in 1999.

     Gross Profit. Gross profit for fiscal 2000 was $96.1 million, which represented a decrease of $51.1 million or 34.7%, as compared to $147.2 million for fiscal 1999. Gross profit margin was 34.3% for fiscal 2000, as compared to 46.6% for fiscal 1999. The decline in gross profit percentage was primarily attributable to the following factors:

     - A decline in pricing with certain major customers coupled with an increase in the level of trade promotional allowances which reduced the overall effective pricing levels for products, particularly in the Health and Natural Food Store Channel.

     - A significant reduction in sales in the direct sales channel (principally Changes International) which generates higher gross margins than other distribution channels.

     - The Company's total provision for excess and slow moving inventories during the year was $11.0 million, a significant portion of which related to herbal products. Consistent with industry trends, sales of the Company's herbal products were disappointing during the first two quarters of fiscal 2000 and, in the third quarter, were significantly below anticipated levels. As a result, the Company decided to discontinue the production and/or active marketing of certain herbal products. As a result, the Company increased its inventory reserves by approximately $8.0 million during the quarter ended September 30, 2000.

     - As a result of physical inventory counts taken during the year ended December 31, 2000, the Company became aware of certain inventory variances at its Herbal Supplements and Teas Division and its Bronson Division. Upon further investigation, the Company determined that approximately $1.5 million and $3.1 million of these variances were attributable to fiscal 1999 and 1998, respectively, and were primarily due to the recording of certain entries without appropriate supporting documentation. The adjustment relating to fiscal 1998 would have resulted in a $0.7 million reduction in fiscal 1998 executive bonuses paid, which the executive officers have refunded. Therefore, the net impact on (loss) income before provision for income taxes and extraordinary item of the inventory variances and bonus adjustment relating to fiscal 1998 is approximately $2.4 million. The impact on net (loss) income of these adjustments relating to fiscal 1999 and 1998 is approximately $0.9 million and $1.5 million, respectively. Accordingly, the Company believes that these adjustments do not have a material effect on the fiscal 1999 and 1998 financial statements.

     - The Company received several large returns of products principally in connection with the resetting of product offerings in the Mass Market Channel.

     Operating Expenses. Operating expenses were $131.0 million for fiscal 2000, representing a decrease of $0.7 million, or 0.5%, as compared to $131.7 million for fiscal 1999. As a percent of net sales, operating expenses increased from 41.7% for fiscal 1999 to 46.7% for fiscal 2000. Reductions in commission payments and costs associated with international operations during the year were offset by increases in consumer promotional spending as well as increased bad debt reserves principally related to the bankruptcy of a customer in the Health and Natural Food Store channel.

     Costs Related to Litigation. For the year ended December 31, 1999, the Company incurred expenses of $19.0 million related to (i) the $15.0 million purchase of an insurance product that was expected to substantially cover the potential financial consequences of a shareholder class action lawsuit and (ii) the settlement of a lawsuit commenced by the former shareholders of PR*Nutrition in which the Company contributed $4.0 million with the balance paid through insurance proceeds. The Company incurs other litigation expenses in the ordinary course of running its business.

     (Loss) Income from Operations. The Company recorded a loss from operations of $(34.9) million for fiscal 2000, as compared to $(3.5) million for fiscal 1999. The loss from operations margin increased to (12.4)% of net sales for fiscal 2000, as compared to (1.1)% of net sales for fiscal 1999.

     Other (Expense) Income. Other (expense) income was a net expense of $6.7 million for fiscal 2000, as compared to a net expense of $4.8 million for fiscal 1999. The net increase of $1.9 million was primarily attributable to an increase in interest expense of $3.6 million as a result of increased debt levels, higher interest rates and additional financing fees, partially offset by an increase in other income of $1.9 million principally relating to litigation settlements.

     Income Taxes. As a result of recent losses, in particular, losses before income taxes incurred in the quarter ended December 31, 2000, the Company provided a deferred tax asset valuation allowance of $26.0 million in fiscal 2000. This valuation allowance reduces the Company's deferred tax assets to a net amount which the Company believes is more likely than not to be realized through future taxable earnings.

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

     Gross Profit. Gross profit for fiscal 1999 was $147.2 million, which represented a decrease of $22.7 million or 13.4%, as compared to $169.9 million for fiscal 1998. Gross profit margin was 46.6% for 1999, as compared to 50.9% for fiscal 1998. The overall decline in fiscal 1999 gross profit dollars and margin was primarily attributable to the Company's lower sales volumes, particularly in the herbal category, increased inventory reserves, and the write-off of certain obsolete inventory.

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

     Costs Related to Litigation. For the year ended December 31, 1999, the Company incurred expenses of $19.0 million related to (i) the $15.0 million purchase of an insurance product that was expected to substantially cover the potential financial consequences of a shareholder class action lawsuit and (ii) the settlement of a lawsuit commenced by the former shareholders of PR*Nutrition in which the Company contributed $4.0 million with the balance paid through insurance proceeds. The Company incurs other litigation expenses in the ordinary course of running its business.

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

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 2000, cash used in operating activities was $21.8 million, as compared to cash provided by operating activities of $22.7 million for fiscal 1999 and $13.9 million for fiscal 1998. The decrease in fiscal 2000 compared to fiscal 1999 was primarily due to the increase in the net loss as well as a reduction in accounts payable and accrued expenses due to the timing of payments. The increase in fiscal 1999 compared to fiscal 1998 was primarily due to a net decrease in operating assets partially offset by the net loss.

     Capital expenditures, inclusive of equipment and software acquired under lease obligations were $10.0 million in fiscal 2000, as compared to $16.2 million in fiscal 1999 and $18.0 million in fiscal 1998. Capital expenditures in fiscal 2000 were primarily for the purchase of computer hardware and software and related implementation costs for the Company's ERP system using SAP software. This system is designed to provide coordinated uniform purchasing, manufacturing and financial systems which are expected to enhance overall efficiency and controls. Capital expenditures are expected to be approximately $3.0 to $6.0 million during fiscal 2001 which will be used primarily to complete the implementation of the ERP system and for the purchase of manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

     Net cash provided by financing activities was $29.7 million in 2000 and represented borrowings under the Company's Revolving Credit Facility offset by the payment of other debt. Net cash used in financing activities was $16.6 million in 1999. During 1999, the company purchased $36.8 million of shares of Common Stock and repurchased $3.3 million of senior subordinated notes which was offset by borrowings under the Company's Revolving Credit Facility ($16.0 million) and mortgage financing of the Utah plant expansion ($8 million). Net cash provided from financing activities in 1998 was $68.1 million. The Company received net proceeds of $147.5 million from the Company's public offering in April 1998. Approximately $74.9 million of the net proceeds of such offering were used to redeem senior subordinated notes and repay debt.

     On April 2, 2001, the Company replaced its Revolving Credit Facility and entered into the New Revolving Credit Facility with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60.0 million through April 1, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4.2 million and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (8.0% at April 2, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15.0 million in respect of the New Revolving Credit Facility, which is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain certain levels of EBITDA, places restrictions on capital expenditures and prohibits the payments of dividends.

     Twinlab Corporation has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, Twinlab Corporation's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The Indenture relating to the Notes and the New Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next 12 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under its New Revolving Credit Facility.

IMPACT OF INFLATION

     Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has not had a material impact on the Company's historical operations or profitability.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. The adoption of SFAS No. 133 is not expected to have a significant effect on the Company's financial statements.

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

     The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates. The Company's current policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes.

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

INTEREST RATE RISK

     The Company is exposed to changes in interest rates on its floating rate Revolving Credit Facility and fixed rate Notes. At December 31, 2000, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by $1.7 million. At December 31, 2000, the Company had $47.0 million of borrowings outstanding under its Revolving Credit Facility. A hypothetical 10% change in interest rates would not have a material effect on the Company's pretax loss or cash flow.

     Additional information regarding the Company's debt is contained in Note 7 to the Consolidated Financial Statements which are presented under Item 14 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto are presented under
Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Information required under PART III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 22, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2). Consolidated Financial Statements and Financial Statement
Schedules:

                                                              PAGE
                                                              ----
TWINLAB CORPORATION AND SUBSIDIARIES
Independent Auditors' Report................................  F-1
(1) FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-2
    Consolidated Statements of Operations for the Years
  Ended December 31, 2000, 1999 and
      1998..................................................  F-3
    Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000,
      1999 and 1998.........................................  F-4
    Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and
      1998..................................................  F-5
    Notes to Consolidated Financial Statements..............  F-6
(2) FINANCIAL STATEMENT SCHEDULES
    For the Three Years Ended December 31, 2000
Schedule I -- Condensed Financial Information of
  Registrant................................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-4

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
- -------                           ----------------------
2.1       --   Stock Purchase and Sale Agreement, dated as of March 5,
               1996, among David Blechman, Jean Blechman, Brian Blechman,
               Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman,
               Stephen Welling, the Registrant, Natur-Pharma Inc. and GEI
               (the "Stock Purchase and Sale Agreement") (incorporated by reference to Exhibit 2.1 to the Registration Statement on
               Form S-1, dated June 4, 1996, as amended, filed by the
               Registrant, Registration No. 333-05191; "Twinlab S-1").
2.1.1     --   Amendment to the Stock Purchase and Sale Agreement, dated
               May 6, 1996 (incorporated by reference to Exhibit 2.1.1 to
               Twinlab S-1).
3.1       --   Second Amended and Restated Certificate of Incorporation of
               the Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, dated June 25, 1996, as amended, filed by Twin, Registration No. 333-06781; "Twin
               S-4").
3.2       --   Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.5 to Twin S-4).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
- -------                           ----------------------
4.1       --   Indenture, dated May 7, 1996, among Twin, and ARP and the
               Registrant (together, the "Guarantors"), and Fleet National
               Bank as Trustee, Registrar, Paying Agent and Securities
               Agent, regarding Twin's 10 1/4% Senior Subordinated Notes
               due 2006 and the 10 1/4% Senior Subordinated Notes due 2006
               issued in exchange therefor (incorporated by reference to
               Exhibit 4.2 to Twin S-1).
4.2       --   First Supplemental Indenture, dated as of December 1, 1997, to the Indenture dated as of May 7, 1996, among Twin and
               ARP, Changes International and the Registrant, as Guarantors
               and State Street Bank and Trust Company (as successor to
               Fleet National Bank), as Trustee regarding Twin's 10 1/4%
               Senior Subordinated Notes due 2006 (incorporated by
               reference to Exhibit 4.2 to the Registration Statement on
               Form S-3, dated March 17, 1998, Registration No. 333-48091).
4.3       --   Second Supplemental Indenture, dated as of May 14, 1998, to the Indenture dated as of May 7, 1996, among Twin and ARP,
               Changes International, Bronson, Health Factors and the
               Registrant, as Guarantors and State Street Bank and Trust
               Company (as successor to Fleet National Bank), as Trustee
               regarding Twin's 10 1/4% Senior subordinated Notes due 2006.
               (incorporated by reference to Exhibit 4.3 to the Annual
               Report).
4.4       --   Third Supplemental Indenture, dated as of September 15,
               1998, to the Indenture dated as of May 7, 1996, among Twin and ARP, Changes International, Bronson, Health Factors,
               PR*Nutrition and the Registrant, as Guarantors and State
               Street Bank and Trust Company (as successor to Fleet
               National Bank), as Trustee regarding Twin's 10 1/4% Senior
               Subordinated Notes due 2006. (incorporated by reference to
               Exhibit 4.4 to the Annual Report).
10.1      --   Credit and Guarantee Agreement, dated May 7, 1996, among
               Twin, the Registrant, the financial institutions named
               therein, Chemical Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by
               reference to Exhibit 4.3 to Twinlab S-1).
10.2      --   Guarantee and Collateral Agreement, dated May 7, 1996, among the Registrant, Twin, and ARP in favor of Chemical Bank, as
               Administrative Agent (incorporated by reference to Exhibit
               10.1 to Twinlab S-1).
10.3      --   Form of Revolving Credit Note (incorporated by reference to
               Exhibit 10.4 to the 1996 Annual Report).
10.4      --   Form of Swing Line Note (incorporated by reference to
               Exhibit 10.5 to the 1996 Annual Report).
10.5      --   Deed of Trust, dated May 7, 1996 (the "Deed of Trust"), from
               Twin to First American Title Company of Utah, Trustee for
               the use and benefit of Chemical Bank, as Administrative
               Agent, Beneficiary (incorporated by reference to Exhibit
               10.6 to Twinlab S-1).
10.6      --   Amendment to Deed of Trust, dated November 20, 1996, among
               Twin and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.7 to the 1996 Annual Report).
10.7      --   Stockholders Agreement, dated May 7, 1996, among Brian
               Blechman, Neil Blechman, Ross Blechman, Steve Blechman, Dean
               Blechman and Stephen Welling, the Registrant and GEI
               (incorporated by reference to Exhibit 10.8 to Twinlab S-1).
10.8      --   Secondary Stockholders Agreement among Brian Blechman, Neil
               Blechman, Ross Blechman, Steve Blechman, Dean Blechman and
               Stephen Welling, the Registrant, GEI, DLJ Investment
               Funding, Inc., DLJ Investment Partners, L.P., Chase Equity
               Associates, L.P., PMI Mezzanine Fund, L.P. and State
               Treasurer of the State of Michigan, Custodian of the
               Michigan Public School Employees' Retirement System, State
               Employees' Retirement System, Michigan State Police
               Retirement System, and Michigan Judges Retirement System
               (incorporated by reference to Exhibit 10.9 to Twinlab S-1).
10.9      --   Consulting Agreement, dated May 7, 1996, between Twin and
               David Blechman (incorporated by reference to Exhibit 10.10 to Twinlab S-1).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
- -------                           ----------------------
10.10     --   Consulting Agreement, dated May 7, 1996, between Twin and
               Jean Blechman (incorporated by reference to Exhibit 10.17 to
               Twinlab S-1).
10.11     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and David Blechman (incorporated by reference to Exhibit
               10.18 to Twinlab S-1).
10.12     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Jean Blechman (incorporated by reference to Exhibit
               10.19 to Twinlab S-1).
10.13     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Brian Blechman (incorporated by reference to Exhibit
               10.20 to Twinlab S-1).
10.14     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Neil Blechman (incorporated by reference to Exhibit
               10.21 to Twinlab S-1).
10.15     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Ross Blechman (incorporated by reference to Exhibit
               10.22 to Twinlab S-1).
10.16     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Steve Blechman (incorporated by reference to Exhibit
               10.23 to Twinlab S-1).
10.17     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Dean Blechman (incorporated by reference to Exhibit
               10.24 to Twinlab S-1).
10.18     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Stephen Welling (incorporated by reference to Exhibit
               10.25 to Twinlab S-1).
10.19     --   Form of Restated Standard Indemnity Agreement, dated August
               1992, between Twin and Showa Denko America, Inc.
               (incorporated by reference to Exhibit 10.28 to Twinlab S-1).
10.20     --   Form of SDR Guaranty Agreement, dated August 1992, between
               Twin and Showa Denko K.K. (incorporated by reference to
               Exhibit 10.29 to Twinlab S-1).
10.21     --   Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).
10.22     --   Construction Contract, dated February 27, 1998, between Twin and Interwest Construction Company, Inc. (incorporated by
               reference to Exhibit 10.32 to the 1997 Annual Report).
10.23     --   Lease, dated January 16, 1998, between Twin and Reckson
               Operating Partnership, L.P. (incorporated by reference to
               Exhibit 10.33 to the 1997 Annual Report)
10.24     --   Asset Purchase Agreement, dated as of March 17, 1998, among
               Jones Medical Industries, Inc., JMI-Phoenix Laboratories,
               Inc., Twin and Bronson Laboratories, Inc. (incorporated by reference to Exhibit 10.34 to the 1997 Annual Report on Form
               10K).
10.25     --   Twinlab Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 to the 1998 Annual Report).
10.26     --   Employment Agreement, dated May 7, 1999, between Twin and
               Steve Welling. (incorporated by reference to Exhibit 10.37 to the 1999 Annual Report).
10.27     --   Employment Agreement, dated January 1, 2000, between Twin
               and Ross Blechman. (incorporated by reference to Exhibit
               10.38 to the 1999 Annual Report).
10.28     --   Employment Agreement, dated January 1, 2000, between Twin
               and Dean Blechman. (incorporated by reference to Exhibit
               10.39 to the 1999 Annual Report).
10.29     --   Employment Agreement, dated January 1, 2000, between Twin
               and Neil Blechman. (incorporated by reference to Exhibit
               10.40 to the 1999 Annual Report).
10.30     --   Employment Agreement, dated January 1, 2000, between Twin
               and Steve Blechman. (incorporated by reference to Exhibit
               10.41 to the 1999 Annual Report).
10.31     --   Non-Competition Agreement, dated March 9, 2000, between Twin and Brian Blechman. (incorporated by reference to Exhibit
               10.42 to the 1999 Annual Report).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
- -------                           ----------------------
10.32     --   Fourth Supplemental Indenture, dated as of January 25, 2000, to the Indenture dated May 7, 1996, among Twin, ARP, Changes
               International, Bronson, Health Factors, PR*Nutrition,
               Twinlab FSC and the Registrant, as Guarantors and State
               Street Bank and Trust Company (as successor to Fleet
               National Bank) as Trustee regarding Twins 10 1/4% Senior
               Subordinated Notes due 2006. (incorporated by reference to
               Exhibit 10.43 to the 1999 Annual Report).
10.33     --   First Amendment and Waiver dated as of March 22, 1999 to the
               Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
               several banks and financial institutions. (incorporated by reference to Exhibit 10.44 to the 1999 Annual Report).
10.34     --   Second Amendment, dated as of November 12, 1999, to the
               Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
               several banks and financial institutions. (incorporated by reference to Exhibit 10.45 to the 1999 Annual Report).
10.35     --   Third Amendment and Waiver, dated as of November 13, 2000 to the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions (incorporated by reference to Exhibit 10.46 to the Quarterly Report on
               Form 10Q for the quarter ended September 30, 2000).
10.36     --   Fifth Supplemental Indenture, dated as of March 30, 2001 to the Indenture dated May 7, 1996, among the Company, its
               subsidiaries and the Registrant, as Guarantors, and State
               Street Bank and Trust Company (as successor to Fleet
               National Bank) as Trustee regarding Twin's 10 1/4% Senior
               Subordinated Notes due 2006.**
10.37     --   Fourth Amendment and Waiver, dated as of December 15, 2000 to the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions.**
10.38     --   Fifth Amendment and Waiver, dated as of February 15, 2001 to the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions.**
10.39     --   Sixth Amendment and Waiver, dated as of March 30, 2001 to
               the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions.**
10.40     --   Financing Agreement between The CIT Group/Business Credit,
               Inc. and other financial institutions and Twin Laboratories
               Inc., ARP, Changes, PR*Nutrition, Health Factors and Bronson
               dated as of March 29, 2001.**
10.41     --   Security Agreement between Dean and Ross Blechman and The
               CIT Group/Business Credit, Inc. dated as of March 29,
               2001.**
10.42     --   Intercreditor Agreement between Dean and Ross Blechman and
               The CIT Group/Business Credit, Inc. dated as of March 29,
               2001.**
10.43     --   Guaranty between Dean and Ross Blechman and The CIT
               Group/Business Credit, Inc. dated as of March 29, 2001.**
10.44     --   Reimbursement Agreement No. 1 between Twinlab Corporation,
               Twin Laboratories Inc., ARP, Changes, PR*Nutrition, Bronson
               and Dean and Ross Blechman dated as of March 29, 2001.**
21.1      --   List of Registrant's Subsidiaries.*
23.1      --   Consent of Deloitte & Touche LLP.*
27        --   Financial Data Schedule.*

- ---------------
 * Filed herewith.

** To be filed by amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TWINLAB CORPORATION

                                          By: /s/     ROSS BLECHMAN
                                            ------------------------------------
                                                       Ross Blechman
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE(S)                     DATE
                     ---------                                    --------                     ----
                 /s/ ROSS BLECHMAN                   Chairman of the Board, Chief          April 2, 2001
- ---------------------------------------------------    Executive Officer, President and
                   Ross Blechman                       Director (Principal Executive
                                                       Officer)

                 /s/ NEIL BLECHMAN                   Executive Vice President and          April 2, 2001
- ---------------------------------------------------    Director
                   Neil Blechman

                /s/ BRIAN BLECHMAN                   Executive Vice President,             April 2, 2001
- ---------------------------------------------------    Treasurer and Director
                  Brian Blechman

                /s/ STEVE BLECHMAN                   Executive Vice President and          April 2, 2001
- ---------------------------------------------------    Director
                  Steve Blechman

                 /s/ DEAN BLECHMAN                   Executive Vice President and          April 2, 2001
- ---------------------------------------------------    Director
                   Dean Blechman

                 /s/ JOHN H. BOLT                    Chief Financial Officer (Principal    April 2, 2001
- ---------------------------------------------------    Financial and Accounting
                   John H. Bolt                        Officer)

              /s/ STEPHEN L. WELLING                 Director                              April 2, 2001
- ---------------------------------------------------
                Stephen L. Welling

             /s/ JONATHAN D. SOKOLOFF                Director                              April 2, 2001
- ---------------------------------------------------
               Jonathan D. Sokoloff

                /s/ JOHN G. DANHAKL                  Director                              April 2, 2001
- ---------------------------------------------------
                  John G. Danhakl

            /s/ WILLIAM U. WESTERFIELD               Director                              April 2, 2001
- ---------------------------------------------------
              William U. Westerfield

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Twinlab Corporation
Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of Twinlab Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Twinlab Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
April 2, 2001

                      TWINLAB CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2000        1999
                                                              --------    --------
ASSETS (Note 7)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,890    $  3,994
  Accounts receivable, net of allowance for bad debts of
     $4,879 and $918, respectively (Note 12)................    51,053      52,454
  Inventories (Note 3)......................................    52,056      71,826
  Deferred tax assets (Note 9)..............................     9,214       4,497
  Prepaid taxes.............................................    11,692       8,183
  Prepaid expenses and other current assets.................     1,640       2,941
                                                              --------    --------
          Total current assets..............................   130,545     143,895
PROPERTY, PLANT AND EQUIPMENT, Net (Note 4).................    50,774      46,168
DEFERRED TAX ASSETS (Note 9)................................    14,228      40,269
OTHER ASSETS (Note 5).......................................    52,628      55,925
                                                              --------    --------
TOTAL.......................................................  $248,175    $286,257
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)................  $  2,072    $    597
  Accounts payable..........................................    27,496      33,152
  Accrued expenses and other current liabilities (Note 6)...    10,721      25,780
                                                              --------    --------
          Total current liabilities.........................    40,289      59,529
LONG-TERM DEBT, less current portion (Note 7)...............    95,899      63,203
                                                              --------    --------
          Total liabilities.................................   136,188     122,732
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS' EQUITY (Note 8):
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued................................        --          --
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 32,748,867 issued and 28,647,967
     outstanding as of December 31, 2000 and 32,706,233
     issued and 28,605,333 outstanding as of December 31,
     1999...................................................    32,749      32,706
  Additional paid-in capital................................   289,690     289,336
  Accumulated deficit.......................................  (173,658)   (121,723)
                                                              --------    --------
                                                               148,781     200,319
  Treasury stock at cost; 4,100,900 shares..................   (36,794)    (36,794)
                                                              --------    --------
          Total shareholders' equity........................   111,987     163,525
                                                              --------    --------
TOTAL.......................................................  $248,175    $286,257
                                                              ========    ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                2000        1999        1998
                                                              --------    --------    --------
NET SALES (Note 12).........................................  $280,381    $315,604    $333,375
COST OF SALES...............................................   184,267     168,407     163,433
                                                              --------    --------    --------
GROSS PROFIT................................................    96,114     147,197     169,942
OPERATING EXPENSES..........................................   131,005     131,723     106,755
LITIGATION COSTS (Note 11)..................................        --      19,000          --
MERGER EXPENSES (Note 2)....................................        --          --       1,462
                                                              --------    --------    --------
(LOSS) INCOME FROM OPERATIONS...............................   (34,891)     (3,526)     61,725
                                                              --------    --------    --------
OTHER (EXPENSE) INCOME:
  Interest income...........................................       334         459       1,421
  Interest expense..........................................    (8,866)     (5,289)     (8,119)
  Other (Note 11)...........................................     1,876          29         (38)
                                                              --------    --------    --------
                                                                (6,656)     (4,801)     (6,736)
                                                              --------    --------    --------
(LOSS) INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME
  TAXES AND EXTRAORDINARY ITEM..............................   (41,547)     (8,327)     54,989
PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 9)..........    10,388      (3,232)     20,357
                                                              --------    --------    --------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM.....................   (51,935)     (5,095)     34,632
EXTRAORDINARY ITEM, net of income tax benefit of $50 in 1999
  and $3,133 in 1998 (Note 7)...............................        --         (81)     (4,941)
                                                              --------    --------    --------
NET (LOSS) INCOME...........................................  $(51,935)   $ (5,176)   $ 29,691
                                                              ========    ========    ========
BASIC AND DILUTED (LOSS) INCOME PER SHARE (Note 8):
  (Loss) income before extraordinary item...................  $  (1.81)   $  (0.16)   $   1.10
  Extraordinary item........................................        --          --       (0.16)
                                                              --------    --------    --------
  Net (loss) income.........................................  $  (1.81)   $  (0.16)   $   0.94
                                                              ========    ========    ========
  Basic weighted average shares outstanding.................    28,638      31,594      31,492
                                                              ========    ========    ========
  Diluted weighted average shares outstanding...............    28,638      31,594      31,607
                                                              ========    ========    ========
PRO FORMA RELATING TO CHANGE IN TAX STATUS (Note 2):
  Historical income before provision for income taxes and
     extraordinary item.....................................                          $ 54,989
  Pro forma provision for income taxes......................                            21,524
                                                                                      --------
  Pro forma income relating to change in tax status before
     extraordinary item.....................................                            33,465
  Extraordinary item........................................                            (4,941)
                                                                                      --------
  Pro forma net income relating to change in tax status.....                          $ 28,524
                                                                                      ========
PRO FORMA BASIC INCOME PER SHARE:
  Income before extraordinary item..........................                          $   1.06
  Extraordinary item........................................                             (0.15)
                                                                                      --------
  Net income................................................                          $   0.91
                                                                                      ========
  Basic weighted average shares outstanding.................                            31,492
                                                                                      ========
PRO FORMA DILUTED INCOME PER SHARE:
  Income before extraordinary item..........................                          $   1.06
  Extraordinary item........................................                             (0.16)
                                                                                      --------
  Net income................................................                          $   0.90
                                                                                      ========
  Diluted weighted average shares outstanding...............                            31,607
                                                                                      ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                  COMMON STOCK       ADDITIONAL
                              --------------------    PAID-IN     ACCUMULATED   TREASURY
                                SHARES     AMOUNT     CAPITAL       DEFICIT      STOCK      TOTAL
                              ----------   -------   ----------   -----------   --------   --------
Balance at January 1,
  1998......................  28,470,100   $28,470    $145,917     $(143,506)   $     --   $ 30,881
Net income and comprehensive
  income....................          --        --          --        29,691          --     29,691
Second public offering of
  common stock (Note
  8.a.).....................   4,228,749     4,229     143,277            --          --    147,506
Shares issued in connection
  with the exercise of stock
  options and related tax
  benefit...................       6,200         6         133            --          --        139
Distributions to
  shareholders..............          --        --          --        (2,732)         --     (2,732)
                              ----------   -------    --------     ---------    --------   --------
Balance at December 31,
  1998......................  32,705,049    32,705     289,327      (116,547)         --    205,485
Net loss and comprehensive
  loss......................          --        --          --        (5,176)         --     (5,176)
Shares issued under Outside
  Directors Plan (Note
  8.b.).....................       1,184         1           9            --          --         10
Purchase of treasury stock
  (Note 8.d.)...............          --        --          --            --     (36,794)   (36,794)
                              ----------   -------    --------     ---------    --------   --------
Balance at December 31,
  1999......................  32,706,233    32,706     289,336      (121,723)    (36,794)   163,525
Net loss and comprehensive
  loss......................          --        --          --       (51,935)         --    (51,935)
Shares issued under Outside
  Directors Plan (Note
  8.b.).....................       2,280         2          18            --          --         20
Equity issued for
  professional services.....      40,354        41         336            --          --        377
                              ----------   -------    --------     ---------    --------   --------
Balance at December 31,
  2000......................  32,748,867   $32,749    $289,690     $(173,658)   $(36,794)  $111,987
                              ==========   =======    ========     =========    ========   ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income........................................  $(51,935)   $ (5,176)   $ 29,691
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Extraordinary item....................................        --          81       4,941
     Depreciation and amortization.........................     8,254       7,584       5,004
     Provision for excess and slow moving inventories......    10,968       8,084       1,801
     Bad debt expense......................................     4,415         978          35
     Deferred income taxes.................................    21,324       1,622       3,416
     Other.................................................     1,274         218          --
     Changes in operating assets and liabilities (net of
       effect of businesses acquired):
       Accounts receivable.................................    (3,014)      6,822     (13,496)
       Inventories.........................................     8,802      (7,555)    (29,619)
       Prepaid expenses and other current assets...........     1,234         266      (1,641)
       Prepaid taxes.......................................    (3,509)     (8,183)         --
       Accounts payable....................................    (4,566)      2,193      12,828
       Accrued expenses and other current liabilities......   (15,059)     15,787         946
                                                             --------    --------    --------
          Net cash (used in) provided by operating
            activities.....................................   (21,812)     22,721      13,906
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business, net of cash acquired...............        --          --     (56,104)
  Acquisition of property, plant and equipment.............    (6,652)    (16,177)    (18,037)
  (Increase) decrease in other assets......................      (347)      1,519         407
                                                             --------    --------    --------
          Net cash used in investing activities............    (6,999)    (14,658)    (73,734)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of senior subordinated notes..................        --      (3,333)    (62,687)
  Proceeds from issuance of debt...........................        --       8,000         700
  Net borrowings (repayments) under revolving credit
     facility..............................................    31,000      16,000     (13,750)
  Purchase of treasury stock...............................        --     (36,794)         --
  Distributions to shareholders............................        --          --      (2,732)
  Payments of debt.........................................    (1,293)       (431)     (1,014)
  Issuance of common stock.................................        --          --          82
  Net proceeds from public offering of common stock........        --          --     147,506
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................    29,707     (16,558)     68,105
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......       896      (8,495)      8,277
Cash and cash equivalents at beginning of year.............     3,994      12,489       4,212
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  4,890    $  3,994    $ 12,489
                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest, net of capitalized interest of $585 in
       1999................................................  $  8,051    $  5,125    $  9,048
                                                             ========    ========    ========
     Income taxes, net of cash refunds.....................  $ (7,104)   $  3,545    $ 15,676
                                                             ========    ========    ========
  Acquisition of equipment and computer software and costs
     under lease obligations...............................  $  3,374    $     --    $     --
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of presentation and principles of consolidation -- The consolidated financial statements of Twinlab Corporation include the accounts of Twinlab Corporation ("Twinlab") and its direct and indirect subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

     The Company is a leading manufacturer and marketer of high-quality, science-based nutritional supplements sold through domestic health and natural food stores and various direct sales channels, including network and catalog marketing and is also engaged in the sale of its products through national and regional drug store chains, supermarkets, and mass market retailers.

     b. Cash equivalents -- Investments with original maturities of three months or less are considered cash equivalents.

     c. Inventories -- Inventories are stated at the lower of cost (first-in, first-out method) or market value.

     d. Property, plant and equipment -- Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets which range from three to forty years. Amortization of leasehold improvements is computed by the straight-line method over the shorter of the estimated useful lives of the related assets or lease term.

     e. Intangible assets -- Trademarks are being amortized on the straight-line method over their expected lives, not to exceed forty years. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on the straight-line method over periods ranging from twenty years to forty years. Other intangible assets acquired in connection with the acquisitions of Changes International, Inc. ("Changes International") and Bronson (as hereinafter defined) are being amortized on the straight-line method over periods ranging from five years to thirty years.

     f. Income taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     g. Revenue recognition -- Revenue from product sales, net of estimated credits for returns and allowances, is recognized at the time of shipment to the customer. Revenue from magazine subscriptions is recorded as deferred revenue at the time of sale and a pro rata share is included in revenue as magazines are delivered to subscribers. Advertising revenue is recognized when the related magazines are issued.

     The SEC issued Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in the Financial Statements" in December 1999. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policies are in compliance with SAB 101.

     h. Advertising and promotions -- The Company advertises its branded products through national and regional media, and through cooperative advertising programs with customers. The Company's advertising expenses were $16,810, $21,277 and $20,704 for the years ended December 31, 2000, 1999 and
1998, respectively.

     Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these advertising and promotional programs are expensed as incurred.

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

     i. Research and development expenses -- The Company charges research and development expenses to operations as incurred. Research and development expenses were $2,553, $1,863 and $1,655 for the years ended December 31, 2000, 1999 and 1998, respectively.

     j. Earnings per share -- The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share.

     k. Impairment of long-lived assets -- In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

     l. Internal use software -- The Company follows the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121.

     m. Foreign currency translation -- The functional currency of the Company's foreign subsidiaries is the U.S. dollar. However, the Company's foreign subsidiaries' books and records are maintained in their respective foreign currencies. Therefore, assets and liabilities of the foreign subsidiaries are remeasured using a combination of current and historical rates. Income and expense accounts are remeasured primarily using average rates in effect during the year. Unrealized foreign exchange gains and losses resulting from the remeasurement of these entities are included in the results of operations. The Company does not engage in international currency hedging transactions.

     n. Use of estimates in the preparation of financial statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     o. Reclassifications -- Certain prior year balances have been reclassified to conform with current year classifications.

     p. New accounting pronouncements -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.

2. ACQUISITIONS

     a. PR*Nutrition -- On August 21, 1998, the Company acquired all of the outstanding capital stock of PR*Nutrition, Inc. ("PR*Nutrition") for 1,150,000 shares of its common stock, having a market value at the date of acquisition of approximately $39,675. PR*Nutrition develops, markets and sells nutritionally enhanced food bars and other nutritional products. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the year ended December 31, 1998 were restated to include PR*Nutrition. Expenses of approximately $1,462 were incurred related to this acquisition.

     Prior to being acquired by the Company, PR*Nutrition was an "S" corporation and, as such, Federal and state taxes were generally paid at the shareholder level only. The pro forma provision for income taxes for the year ended December 31, 1998 in the accompanying Consolidated Statements of Operations assumes PR*Nutrition was a "C" corporation for the entire fiscal year.

     b. Bronson -- On April 30, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of the Bronson division ("Bronson") of Jones Medical Industries, Inc. Bronson, through Bronson Laboratories, Inc., manufactures, markets and distributes vitamins, herbs, nutritional supplements and health and beauty aids, through catalogs and specialty direct mailings. Bronson also manufactures, through Health Factors International, private label vitamins and nutritional supplements for a number of other companies on a contract manufacturing basis. The Company paid $56,104 in cash, including acquisition costs, which was financed through proceeds from the Offering (as hereinafter defined). This acquisition has been accounted for as a purchase and, accordingly, the results of Bronson are included in the Consolidated Statements of Operations of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $14,480 is being amortized over 30 years.

3. INVENTORIES

     Inventories consist of the following:

                                                               2000       1999
                                                              -------    -------
Raw materials...............................................  $13,217    $32,269
Work in process.............................................   10,992      9,765
Finished goods..............................................   27,847     29,792
                                                              -------    -------
          Total.............................................  $52,056    $71,826
                                                              =======    =======

     As a result of physical inventory counts taken during the year ended December 31, 2000, the Company became aware of certain inventory variances at its Herbal Supplements and Teas Division and its Bronson Division. Upon further investigation, the Company determined that approximately $1,540 and $3,085 of these variances were attributable to fiscal 1999 and 1998, respectively, and were primarily due to the recording of certain entries without appropriate supporting documentation. The adjustment relating to fiscal 1998 would have resulted in a $665 reduction in fiscal 1998 executive bonuses paid, which the executive officers have refunded. Therefore, the net impact on (loss) income before provision for income taxes and extraordinary item of the inventory variances and bonus adjustment relating to fiscal 1998 is approximately $2,420. The impact on net (loss) income of these adjustments relating to fiscal 1999 and 1998 is approximately $943 and $1,481,

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

respectively. Accordingly, the Company believes that these adjustments do not have a material effect on the fiscal 1999 and 1998 financial statements.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                               2000       1999
                                                              -------    -------
Land, building and leasehold improvements...................  $30,275    $30,352
Plant equipment.............................................   20,954     19,364
Office and computer equipment...............................   11,519     10,374
Automobiles.................................................       54         65
Construction in progress (including internal use software of
  $4,767 in 2000)...........................................    5,788        526
                                                              -------    -------
                                                               68,590     60,681
Less: accumulated depreciation and amortization.............   17,816     14,513
                                                              -------    -------
  Property, plant and equipment -- net......................  $50,774    $46,168
                                                              =======    =======
  Depreciation and amortization expense.....................  $ 4,594    $ 3,972
                                                              =======    =======

5. OTHER ASSETS

     Other assets consist of the following:

                                                               2000       1999
                                                              -------    -------
Goodwill, net of accumulated amortization of $3,218 and
  $2,157, respectively......................................  $23,266    $24,327
Acquired tradenames, net of accumulated amortization of
  $1,896 and $1,185, respectively...........................   19,439     20,150
Acquired customer lists and distribution networks, net of
  accumulated amortization of $4,085 and $2,624,
  respectively..............................................    6,763      8,224
Other.......................................................    3,160      3,224
                                                              -------    -------
          Total.............................................  $52,628    $55,925
                                                              =======    =======

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                               2000       1999
                                                              -------    -------
Accrued salaries, employee benefits and payroll taxes.......  $ 2,766    $ 3,034
Accrued insurance premium (Note 11.c.)......................       --     15,000
Other.......................................................    7,955      7,746
                                                              -------    -------
          Total.............................................  $10,721    $25,780
                                                              =======    =======

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               2000       1999
                                                              -------    -------
Revolving Credit Facility(a)................................  $47,000    $16,000
Senior subordinated notes(b)................................   39,915     39,915
Mortgage payable to a bank, collateralized by land and
  building, payable in monthly installments of $96,
  including interest at 7.57%, maturing April 2009..........    7,058      7,640
Lease obligations, payable in average monthly installments
  of $10, including interest at an average rate of 8.2%
  maturing through December 2003............................    3,769         --
Note payable to a power authority, payable in monthly
  installments of $2, including interest at 6.38%, maturing
  February 2011.............................................      229        245
                                                              -------    -------
                                                               97,971     63,800
Less: current portion.......................................    2,072        597
                                                              -------    -------
          Total.............................................  $95,899    $63,203
                                                              =======    =======

     (a) As of December 31, 2000 and through April 2, 2001, the Company maintained a revolving credit facility (the "Revolving Credit Facility"), as amended, which provided for maximum borrowings up to $47,000. Borrowings under the Revolving Credit Facility bore interest, at the Company's discretion, at either the Alternative Base Rate, as defined, plus 2.5% or at the Eurodollar Rate (maximum six-month term), plus 3.5%. The weighted average interest rate at December 31, 2000 was 10.44%. The Revolving Credit Facility contained certain restrictive covenants with which the Company was not in compliance at December 31, 2000 for which the Company received a waiver. However, upon replacing the Revolving Credit Facility with the New Revolving Credit Facility, as described below, the Company now has the ability and intent to keep all amounts borrowed as of December 31, 2000, outstanding on a long-term basis. Therefore, the amount outstanding under the Revolving Credit Facility as of December 31, 2000 has been classified as long-term.

     On April 2, 2001, the Company replaced its Revolving Credit Facility and entered into a new revolving line of credit inclusive of a term loan (the "New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60,000 through April 1, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (8.0% at April 2, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of
 .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15,000 in respect of the New Revolving Credit Facility, which guaranty is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain levels of earnings from operations as measured before interest expense, income taxes, and depreciation and amortization expense, places restrictions on capital expenditures and prohibits the payments of dividends.

     (b) In May 1996, Twin Laboratories Inc. ("Twin") issued $100,000 aggregate principal amount of senior subordinated notes (the "Notes") which mature on May 15, 2006. The Notes bear interest at a rate of 10 1/4% per annum and are jointly and severally guaranteed by Twinlab and all subsidiaries of Twin on a full and unconditional unsecured senior subordinated basis. The Notes are callable, at the Company's option, after

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

May 15, 2001 at a premium to par which declines to par after 2003. Upon a change of control, as defined, Twin is required to offer to redeem the Notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the indenture governing the Notes (the "Note Indenture") include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with such covenants at December 31, 2000.

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

     Maturities of long-term debt are as follows:

YEAR ENDING DECEMBER 31,
2001.......................................................  $ 2,072
2002.......................................................    2,244
2003.......................................................    1,553
2004.......................................................   47,812
2005.......................................................      878
Thereafter.................................................   43,412
                                                             -------
          Total............................................  $97,971
                                                             =======

     The carrying amount of the borrowings under the Revolving Credit Facility, the mortgage payable and the lease obligations approximated fair value as of December 31, 2000 based on borrowing rates available to the Company at such date for loans with similar terms. The fair value of the Notes approximated $24,149 at December 31, 2000. The carrying amount of the borrowings under the Revolving Credit Facility, the mortgage payable and the Notes approximated fair value as of December 31, 1999 based on borrowing rates available to the Company at such date for loans with similar terms.

8. SHAREHOLDERS' EQUITY

     (a) Public offering -- In April 1998, the Company completed a second public offering of the Company's common stock (the "Offering"). A total of 9,200,000 shares of common stock were offered to the public, of which 4,971,251 were sold by certain of the Company's shareholders. The net proceeds to the Company from the Offering were approximately $147,506. Of the net proceeds to the Company, approximately $56,104 was used to pay the purchase price for Bronson, including related fees and expenses; approximately $40,119 was used to exercise the Company's option to redeem $35,000 aggregate principal amount of the Notes at a redemption price of 109 1/2%, plus accrued and unpaid interest; and approximately $9,900 was used to reduce outstanding borrowings under the Revolving Credit Facility, including accrued and unpaid interest. The remaining net proceeds to the Company were used for working capital and other general corporate purposes.

     (b) Stock incentive plans -- In November 1996, the Board and stockholders of the Company approved and adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

for the issuance of a total of up to 400,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1996 Plan. Awards under the 1996 Plan may be made in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) performance shares. On June 17, 1998, the shareholders approved the Twinlab Corporation 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides initially for the issuance of a total of up to 1,000,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1998 Plan, and may be increased annually commencing January 1, 1999, at the discretion of the Board, by an amount up to 1% of the shares of common stock outstanding at the beginning of the year. The Board approved an increase of 327,050 shares and 315,662 shares to the 1998 Plan in December 1999 and January 2000, respectively. Awards under the 1998 Plan may be made in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units; (vi) dividend equivalent rights; and (vii) other stock based-awards. The Company has only issued non-qualified stock options under the 1996 Plan and the 1998 Plan. Options issued under the 1996 Plan and the 1998 Plan become exercisable and vest over five years from the date of grant at the rate of 20% of the grant each year and expire up to ten years after the date of grant.

     On June 17, 1999, the shareholders of the Company approved the Twinlab Corporation 1999 Stock Incentive Plan for Outside Directors (the "Outside Directors Plan"). The Outside Directors Plan provides for the granting of up to an aggregate of 65,000 shares of common stock, subject to adjustment in the event of certain capital changes as defined in the Outside Directors Plan. Shares issued under the Outside Directors Plan may either be authorized but unissued shares of common stock or treasury shares of common stock. The Outside Directors Plan provides for the grant to participants of non-qualified stock options and restricted shares of common stock. Awards will be granted each year, as of the day following the day the Company's annual meeting takes place, to individuals who qualify as participants as of such date. Options issued under the Outside Directors Plan become exercisable and vest pro ratably over three years from the date of grant and expire up to ten years after the date of grant. The Company issued 10,000 and 5,000 non-qualified stock options under this plan during the years ended December 31, 2000 and 1999, respectively.

     In addition to the Outside Directors Plan, the Company maintains a Deferred Compensation Plan for Outside Directors (the "Deferred Compensation Plan") which provides that non-employee directors can elect each year to defer receipt of any part or all of the cash portion of their annual retainer and convert such deferred compensation into shares of "Phantom Stock" based on the fair market value of the Company's common stock. Each share of Phantom Stock entitles the participant to receive in cash the value of a share of common stock when he ceases to be a director. In connection with the Deferred Compensation Plan, the Company issued 30,252 and 3,694 shares of Phantom Stock during the years ended December 31, 2000 and 1999, respectively.

     On May 9, 2000, the shareholders approved the Twinlab Corporation 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the granting of incentive awards (as defined below) with respect to up to an aggregate of 4,500,000 shares of common stock, subject to adjustment in the event of certain capital changes. Awards under the 2000 Plan may be made in the form of (i) non-qualified stock options; (ii) incentive stock options; (iii) limited stock appreciation rights; (iv) tandem stock appreciation rights; (v) stand alone stock appreciation rights; (vi) shares of restricted stock; (vii) shares of phantom stock; (viii) stock bonuses; (ix) cash bonuses, (x) dividend equivalent rights; and (xi) other types of stock based-awards. The Company has only issued non-qualified stock options under the 2000 Plan. Options issued under the 2000 Plan become exercisable and vest over three years from the date of grant at the rate of 33 1/3% of the grant each year and expire up to ten years after the date of grant.

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

     The following table sets forth summarized information concerning stock option activity relating to the Company's 1996 Plan, 1998 Plan, 2000 Plan, and the Outside Directors Plan (collectively, the "Plans"):

                                                                                WEIGHTED
                                                                                AVERAGE
                                                 NUMBER         EXERCISE        EXERCISE
                                                OF SHARES      PRICE RANGE       PRICE
                                                ---------    ---------------    --------
Balance, January 1, 1998......................    162,400    $12.00 - $19.38     $14.50
  Granted.....................................    264,000    $25.00 - $29.38     $28.55
  Canceled....................................    (11,400)   $12.00 - $29.38     $25.72
  Exercised...................................     (6,200)   $12.00 - $18.13     $13.19
                                                ---------
Balance, December 31, 1998....................    408,800    $12.00 - $29.38     $23.28
  Granted.....................................    895,000    $ 8.00 - $ 9.19     $ 8.10
  Canceled....................................   (140,750)   $ 8.00 - $29.38     $15.41
  Exercised...................................         --    $            --     $   --
                                                ---------
Balance, December 31, 1999....................  1,163,050    $ 8.00 - $29.38     $12.55
  Granted.....................................  1,028,500    $ 5.34 - $ 8.19     $ 7.21
  Canceled....................................   (310,850)   $ 7.38 - $29.38     $12.03
  Exercised...................................         --    $            --     $   --
                                                ---------
Balance, December 31, 2000....................  1,880,700    $ 5.34 - $29.38     $ 9.72
                                                =========    ===============     ======
Shares exercisable at December 31, 2000.......    268,668    $ 8.00 - $29.38     $10.31
                                                =========    ===============     ======
Shares reserved for issuance at December 31,
  2000........................................  6,590,448
                                                =========

     Significant option groups outstanding at December 31, 2000 and related weighted average price and life information were as follows:

                                          WEIGHTED AVERAGE
                                             REMAINING           WEIGHTED                         WEIGHTED
        RANGE OF             NUMBER         CONTRACTUAL          AVERAGE          NUMBER          AVERAGE
     EXERCISE PRICE        OUTSTANDING     LIFE IN YEARS      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
     --------------        -----------    ----------------    --------------    -----------    --------------
     $ 5.34 - $ 7.38          892,000           9.3               $ 7.12               --          $   --
     $ 8.00 - $ 9.19          728,500           8.5               $ 8.11          134,868          $ 8.10
     $12.00 - $18.13           82,200           6.0               $12.36           62,600          $12.23
         $25.00                50,000           7.6               $25.00           20,000          $25.00
         $29.38               128,000           7.2               $29.38           51,200          $29.38
                            ---------                                             -------
                            1,880,700                                             268,668
                            =========                                             =======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and applicable interpretations in accounting for the Plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS No. 123, "Accounting For Stock-Based Compensation", the Company's net loss would have been increased by approximately $2,165 and $1,126 in 2000 and 1999, respectively, and the Company's net income would have been reduced by approximately $642 in 1998. On a pro forma basis, the Company's net loss and diluted loss per share would have been $(54,100)

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

and $(1.89) per share, respectively, for 2000, $(6,302) and $(0.20) per share, respectively, for 1999, and the Company's net income and diluted earnings per share would have been approximately $29,000 and $0.92 per share, respectively, for 1998. The weighted average fair value of the options granted during 2000, 1999 and 1998 is estimated at $6.65, $5.62 and $19.50 per share, respectively, on the date of grant (using the Black-Scholes option pricing model) with the following weighted average assumptions for 2000, 1999 and 1998, respectively: volatility of 125%, 67% and 65%, risk-free interest rate of 6.72%, 5.51% and 5.71%, an expected life of seven years, and no dividends during the expected term.

     (c) Net (loss) income per share -- Basic (loss) income per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share further assumes the issuance of common shares for all dilutive outstanding common stock options. There are no potential dilutive shares included for the years ended December 31, 2000 and 1999 as their effect would have been anti-dilutive. The calculation for
(loss) income before extraordinary item per share for each of the three years ended December 31, 2000 was as follows:

                                          2000                        1999                        1998
                               --------------------------   -------------------------   -------------------------
                                                    PER-                        PER-                        PER-
                                                   SHARE                       SHARE                       SHARE
                                 LOSS     SHARES   AMOUNT    LOSS     SHARES   AMOUNT   INCOME    SHARES   AMOUNT
                               --------   ------   ------   -------   ------   ------   -------   ------   ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic (loss) income per
  share:
  (Loss) income before
    extraordinary item.......  $(51,935)  28,638   $(1.81)  $(5,095)  31,594   $(0.16)  $34,632   31,492   $1.10
                                                   ------                      ------                      -----
Effect of Dilutive
  Securities:
  Options....................        --       --                 --       --                 --      115
                               --------   ------            -------   ------            -------   ------
Diluted (loss) income per
  share:
  (Loss) income before
    extraordinary item.......  $(51,935)  28,638   $(1.81)  $(5,095)  31,594   $(0.16)  $34,632   31,607   $1.10
                               ========   ======   ======   =======   ======   ======   =======   ======   =====

     (d) Share repurchase program -- On February 25, 1999, the Board approved a share repurchase program authorizing the Company to purchase up to the greater of 5 million shares or $40,000 of its common stock. The Company purchased 4,100,900 shares at a total cost of $36,794 under this program prior to its termination in May 2000.

     (e) Shares issued for services rendered -- In January 2000, the Company entered into a three year marketing services agreement with a spokesperson. Under the agreement, the spokesperson will be compensated $350, $400 and $500 in 2000, 2001 and 2002, respectively. Such amounts are payable in the Company's common stock at the beginning of each fiscal year. Each annual grant contains a put option that enables the holder for one year from the issuance date, to sell the shares back to the Company at the original issuance price. During 2000, the Company issued 40,354 shares of the Company's common stock in connection with this agreement and recorded an expense of approximately $417. In January 2001, the holder exercised the put option relating to the 2000 share issuance. The Company agreed to satisfy the obligation by paying $268 in cash and allowing the holder to retain the original shares. In addition, in January 2001, the Company issued 281,601 shares in connection with the second year of the agreement.

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

9. INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                                                         2000       1999       1998
                                                       --------    -------    -------
Current:
  Federal............................................  $(11,813)   $(4,106)   $14,267
  State and local....................................       877       (748)     2,674
                                                       --------    -------    -------
                                                        (10,936)    (4,854)    16,941
                                                       --------    -------    -------
Deferred:
  Federal............................................    (1,820)     1,542      2,923
  State and local....................................    (2,856)        80        493
  Valuation allowance................................    26,000         --         --
                                                       --------    -------    -------
                                                         21,324      1,622      3,416
                                                       --------    -------    -------
                                                       $ 10,388    $(3,232)   $20,357
                                                       ========    =======    =======

     The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pre-tax (loss) income):

                                                              2000     1999     1998
                                                              -----    -----    ----
Statutory Federal income tax rate...........................  (35.0)%  (35.0)%  35.0%
Increase in valuation allowance.............................   62.6       --      --
Non-deductible expenses.....................................    0.7       --      --
State and local income taxes (net of Federal tax benefit)...   (3.1)    (5.2)    3.7
Exempt income due to "S" Corporation status.................     --       --    (2.0)
Other.......................................................   (0.2)     1.4     0.3
                                                              -----    -----    ----
Effective tax rate..........................................   25.0%   (38.8)%  37.0%
                                                              =====    =====    ====

     At December 31, 2000 and 1999, the deferred tax assets (liabilities) consisted of:

                                                                2000       1999
                                                              --------    -------
Accounts receivable.........................................  $  2,273    $   423
Inventories.................................................     6,315      3,429
Property, plant and equipment...............................    (5,076)    (1,431)
Intangible and other assets.................................    38,209     41,700
Federal NOL and credit carryforwards........................     3,616         --
State NOL and credit carryforwards..........................     3,479        326
Other.......................................................       626        319
                                                              --------    -------
                                                                49,442     44,766
Less valuation allowance....................................   (26,000)        --
                                                              --------    -------
                                                              $ 23,442    $44,766
                                                              ========    =======

     As a result of recent losses, in particular, losses before income taxes incurred in the quarter ended December 31, 2000, the Company provided a deferred tax asset valuation allowance of $26,000 in fiscal 2000.

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

This valuation allowance reduces the Company's deferred tax assets to a net amount which the Company believes is more likely than not to be realized through future taxable earnings.

     As of December 31, 2000, the Company had Federal net operating loss carryforwards of approximately $8,290. Such loss carryforwards expire in fiscal 2020. In addition, the Company had Federal alternative minimum tax credits of approximately $714 which can be carried forward indefinitely.

10. EMPLOYEE BENEFIT PLANS

     The Company maintains the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their annual compensation, subject to certain limitations, and the Company will match 50% of an employee's contribution. The total cost with respect to the 401(k) Plan approximated $757, $653, and $518 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. COMMITMENTS AND CONTINGENCIES

     a. Leases -- The Company leases certain office and warehouse space and equipment under operating leases. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental payments may be adjusted for increases in taxes and other costs above specific amounts. Rental expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was approximately $6,217, $5,939, and $3,476, respectively.

     Future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year are as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
2001........................................................  $ 5,244
2002........................................................    4,496
2003........................................................    3,319
2004........................................................    2,277
2005........................................................    1,756
Thereafter..................................................      528
                                                              -------
Total.......................................................  $17,620
                                                              =======

     b. Employment contracts -- The Company has employment contracts with certain of its officers with annual remuneration ranging from $265 to $550. Future minimum payments under these contracts are as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
2001........................................................  $2,165
2002........................................................   1,993
                                                              ------
Total.......................................................  $4,158
                                                              ======

     c. Legal matters -- The Company has been named as a defendant in several currently pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages, as well as two proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. Due to its insurance coverage, the Company believes that such lawsuits, if successful, would not have a material adverse effect on the financial condition or results of operations of the Company. One or more large punitive damage awards, which are

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

generally not insurable, however, could have a material adverse effect on the financial condition of the Company. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

     In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York. The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. Pursuant to the settlement, which is subject to court approval, the Company has agreed to pay $26,000, all of which is covered by the Company's existing insurance including the coverage discussed in the following paragraph.

     In December 1999, the Company purchased an insurance product that provides additional insurance that was expected to substantially cover the potential financial consequences of the shareholder class action lawsuit discussed above. The cost of the policy to the Company was $15,000.

     A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. The Company believes that the claims are without merit and intends to vigorously defend against the actions, however, the Company is unable to predict the outcome of this uncertainty. Accordingly, the effect, if any, such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

     On February 11, 1999, the former shareholders of PR*Nutrition commenced a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. In November 1999, the lawsuit was settled for a cash payment of which the Company contributed $4,000 with the balance paid through insurance proceeds. Further, the Company purchased 1,138,800 shares of the Company's common stock from the former shareholders of PR*Nutrition representing all of the Company's shares owned by such individuals, at a price of $8.4375 per share for an aggregate purchase price of $9,609. The purchase of such shares, at the then current market price, was part of the five million share repurchase program (see Note 8.d.).

     The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

     Included in other income for the year ended December 31, 2000, is $2,251 of proceeds from litigation settlements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

12. MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     During the years ended December 31, 2000, 1999 and 1998, the Company recognized net sales to significant customers as set forth below:

                                                              2000    1999    1998
                                                              ----    ----    ----
Major customers:
  Customer A................................................   13%     20%     14%
  Customer B................................................   13       9      12
  Customer C................................................    8       7      12

     At December 31, 2000 and 1999, approximately 57% and 54%, respectively, of accounts receivable related to two large independent distributors of health and natural food products.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       QUARTER ENDED   QUARTER ENDED    QUARTER ENDED      QUARTER ENDED
                                         MARCH 31,        JUNE 30,      SEPTEMBER 30,      DECEMBER 31,
                                       -------------   --------------   -------------      -------------
2000
  Net sales..........................     $78,463         $60,101         $ 76,416           $ 65,401
  Gross profit.......................      40,078          29,332           14,771(a)(b)       11,933
  Net (loss) income..................       2,442             361          (12,315)(a)        (42,423)(c)
  Diluted net (loss) income per
     share...........................        0.09            0.01            (0.43)(a)          (1.48)
1999
  Net sales..........................     $71,463         $74,229         $ 81,921           $ 87,991
  Gross profit.......................      34,970          37,118           37,585             37,524
  (Loss) income before extraordinary
     item............................       1,682           1,804            2,881            (11,462)(d)
  Net (loss) income..................       1,682           1,804            2,800            (11,462)(d)
  (Loss) income before extraordinary
     item per share..................        0.05            0.06             0.09              (0.38)(d)
  Diluted net (loss) income per
     share...........................        0.05            0.06             0.09              (0.38)(d)

     a. Subsequent to the issuance of the Company's Form 10-Q for the quarter ended September 30, 2000, the Company's management determined that invoices aggregating $1,989 ($1,217 after tax or $0.04 per diluted share) of accounts payable to vendors at its Herbal Supplements and Teas Division had not been accrued as of September 30, 2000, which had the effect of understating cost of sales for the period. As a result, the interim financial data for the quarter ended September 30, 2000 has been restated from the amounts previously reported to record the accounts payable. A summary of the principal effects of the restatement on the interim financial data for the quarter ended September 30, 2000 is as follows:

                                                         AS PREVIOUSLY REPORTED    AS RESTATED
                                                         ----------------------    -----------
Gross profit...........................................         $ 16,760            $ 14,771
Net loss...............................................          (11,098)            (12,315)
Basic and diluted net loss per share...................            (0.39)              (0.43)

     b. Consistent with industry trends, sales of the Company's herbal products were disappointing during the first two quarters of fiscal 2000 and, in the third quarter, were significantly below anticipated levels. As a result, the Company decided to discontinue the production and/or active marketing of certain herbal products.

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

As a result, the Company increased its inventory reserves for excess and slow moving inventory by approximately $7,972 during the quarter ended September 30, 2000. Additionally, the Company recorded $8,023 of book-to-physical inventory variances during the quarter ended September 30, 2000.

     c. As discussed in Note 9, the Company recorded a $26,000 valuation allowance relating to deferred tax assets during the quarter ended December 31, 2000.

     d. As discussed in Note 11, the Company recorded litigation costs totaling $19,000 during the quarter ended December 31, 1999.

14. SUMMARIZED FINANCIAL INFORMATION

     Twin is a direct wholly-owned subsidiary of Twinlab. Advanced Research Press ("ARP"), Changes International, Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC, Inc., Twin Laboratories (U.K.) Ltd. ("Twin U.K."), Changes International (U.K.) Ltd. ("Changes U.K."), Changes A Twinlab Company, S.de R.L. ("Changes Mexico") and PR*Nutrition are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC, Inc., Twin U.K., Changes U.K., Changes Mexico and PR*Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the Notes of Twin (see Note 7.b.).

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

     However, summarized financial information for the year ended December 31, 2000, for the active operating subsidiaries identified, above is as follows:

                                                                     BRONSON
                                                      CHANGES      LABORATORIES   HEALTH         PR
                                 TWIN      ARP     INTERNATIONAL       INC.       FACTORS   NUTRITION(a)
                               --------   ------   -------------   ------------   -------   ------------
Current assets...............  $164,172   $1,012      $ 8,831        $12,114      $ 7,581      $2,459
Noncurrent assets............   117,629      199       11,167         37,578        5,255         107
Current liabilities..........    40,289      400        2,818          4,172          921         122
Noncurrent liabilities.......    95,899       --           --             --           --          --
Shareholder's equity.........   145,613      811       17,180         45,520       11,915       2,444
Net sales....................   280,381    4,370       38,052         12,904       13,049       3,746
Gross profit.................    96,114    1,293       31,479          7,075        1,458       2,710
Net (loss) income............   (51,806)     (32)      (1,087)          (526)         219        (140)

- ---------------
(a) Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from PR*Nutrition to Twin.

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

     Summarized financial information for the year ended December 31, 1999 is as follows:

                                                                     BRONSON
                                                      CHANGES      LABORATORIES   HEALTH         PR
                                 TWIN      ARP     INTERNATIONAL       INC.       FACTORS   NUTRITION(a)
                               --------   ------   -------------   ------------   -------   ------------
Current assets...............  $177,402   $1,079      $11,282        $ 9,953      $ 7,250     $ 2,762
Noncurrent assets............   142,363      195       11,985         39,713        5,452         160
Current liabilities..........    59,529      431        5,000          3,620        1,006         338
Noncurrent liabilities.......    63,203       --           --             --           --          --
Shareholder's equity.........   197,033      843       18,267         46,046       11,696       2,584
Net sales....................   315,604    4,187       46,970         15,383       13,875      12,548
Gross profit.................   168,407      650       39,098          8,487        1,810       8,387
Net income (loss)............    (5,059)    (444)         314            618          266         710

- ---------------
(a) Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from PR*Nutrition to Twin.

     Summarized financial information for the year ended December 31, 1998 is as follows:

                                                                       BRONSON
                                                        CHANGES      LABORATORIES   HEALTH       PR
                                   TWIN      ARP     INTERNATIONAL       INC.       FACTORS   NUTRITION
                                 --------   ------   -------------   ------------   -------   ---------
Current assets.................  $149,611   $1,571      $ 9,008        $ 7,279      $ 4,295    $ 3,373
Noncurrent assets..............   140,084      186       12,250         39,556        7,491        417
Current liabilities............    44,152      470        3,575          1,417          356      1,916
Noncurrent liabilities.........    43,451       --           --             --           --         --
Shareholder's equity...........   202,092    1,287       17,953         45,428       11,430      1,874
Net sales......................   333,375    4,670       51,313         11,495        7,192     20,878
Gross profit...................   169,942      997       42,714          6,601        1,218     14,418
Net income.....................    29,199      263        3,662            719           35      4,070

15. OPERATING SEGMENTS

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

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

     Segment information for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                            HERBAL
                                          SUPPLEMENTS      CHANGES                              INTER-
                              TWINLAB      AND TEAS     INTERNATIONAL   BRONSON                 COMPANY
                            DIVISION(1)    DIVISION       DIVISION      DIVISION   OTHER(2)   ELIMINATION    TOTAL
                            -----------   -----------   -------------   --------   --------   -----------   --------
2000
  Net sales from external
    customers.............   $184,856       $28,458        $38,052      $21,379    $ 7,636     $     --     $280,381
  Intersegment net
    sales.................         --            --             --           --        480         (480)          --
  Operating loss..........    (17,572)      (14,767)        (1,564)        (496)      (492)          --      (34,891)
  Interest expense........      8,280           586             --           --         --           --        8,866
  Interest income.........        308             3             20           --          3           --          334
  Total assets............    175,229        43,368         19,998       58,611      3,780      (52,811)     248,175
  Capital expenditures....      4,233         1,489            457          455         18           --        6,652
  Depreciation and
    amortization..........      2,376         1,422          1,277        2,784         66           --        7,925
1999
  Net sales from external
    customers.............   $195,639       $30,828        $46,970      $25,876    $16,291     $     --     $315,604
  Intersegment net
    sales.................         33         2,510             --           --        444       (2,987)          --
  Operating income
    (loss)................     (8,124)        2,575            390        1,414        219           --       (3,526)
  Interest expense........      4,813           475             --           --          1           --        5,289
  Interest income.........        305             8            124           --         22           --          459
  Total assets............    200,824        69,573         23,267       59,342      4,535      (71,284)     286,257
  Capital expenditures....      5,284         9,796            455          767        131         (256)      16,177
  Depreciation and
    amortization..........      2,084           909          1,585        2,662         88           --        7,328
1998
  Net sales from external
    customers.............   $172,665       $65,824        $51,313      $18,687    $24,886     $     --     $333,375
  Intersegment net
    sales.................      3,971           300             --           --        662       (4,933)          --
  Operating income........     30,545        18,873          5,829        1,231      5,247           --       61,725
  Interest expense........      8,075            24             --           --         20           --        8,119
  Interest income.........        249            --            157           --      1,015           --        1,421
  Total assets............    174,180        58,683         21,528       58,631      5,870      (28,874)     290,018
  Capital expenditures....      7,321         9,391            703          368        254           --       18,037
  Depreciation and
    amortization..........      1,048           511          1,019        1,805        168           --        4,551

- ---------------
(1) Interest expense relating to borrowings under the Revolving Credit Facility and the Notes has been recorded in the Twinlab Division and not allocated to the other operating segments.

(2) The "other" column includes corporate-related items and the results of two divisions, PR*Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company markets nutritionally enhanced food bars and other nutritional products through PR*Nutrition and publishes a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

     Total net sales to customers outside the U.S. were $26,203, $22,924 and $19,328 for the years ended December 31, 2000, 1999 and 1998, respectively. Export sales from the Company's U.S. operations to

                      TWINLAB CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

unaffiliated customers were $23,674, $22,143 and $19,328 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company primarily distributes its products through two distribution channels: the retail channel which includes health and natural food stores, drug store chains, supermarkets and mass market retailers; and the direct sales channel, which includes network marketing, catalog and direct response. Net sales by distribution channel were as follows:

                                                       2000        1999        1998
                                                     --------    --------    --------
Retail:
  Health and natural food stores...................  $174,914    $199,849    $208,864
  Mass market......................................    46,876      44,749      48,630
Direct sales.......................................    54,701      67,263      71,873
Other..............................................     3,890       3,743       4,008
                                                     --------    --------    --------
                                                     $280,381    $315,604    $333,375
                                                     ========    ========    ========

                                                                      SCHEDULE I

                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                2000         1999
                                                              ---------    ---------
ASSETS
Cash........................................................  $      --    $     338
Prepaid expenses and other current assets...................         --            2
Investment in subsidiaries..................................    111,987      163,185
                                                              ---------    ---------
Total.......................................................  $ 111,987    $ 163,525
                                                              =========    =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares
  authorized; none issued...................................  $      --    $      --
Common stock, $1.00 par value; 75,000,000 shares authorized;
  32,748,867 issued and 28,647,967 outstanding as of
  December 31, 2000 and 32,706,233 issued and 28,605,333
  outstanding as of December 31, 1999.......................     32,749       32,706
Additional paid-in capital..................................    289,690      289,336
Accumulated deficit.........................................   (173,658)    (121,723)
                                                              ---------    ---------
                                                                148,781      200,319
Treasury stock at cost; 4,100,900 shares....................    (36,794)     (36,794)
                                                              ---------    ---------
Total.......................................................  $ 111,987    $ 163,525
                                                              =========    =========

- ---------------
Note: Investment in subsidiaries is accounted for under the equity method of accounting.

   See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I

                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------    -------    -------
Equity interest in net (loss) income of subsidiaries........  $(51,806)   $(5,059)   $29,199
Operating expenses..........................................       207        207         --
Interest income.............................................         1         16        981
                                                              --------    -------    -------
(Loss) income before (benefit from) provision for income
  taxes.....................................................   (52,012)    (5,250)    30,180
(Benefit from) provision for income taxes...................       (77)       (74)       489
                                                              --------    -------    -------
Net (loss) income...........................................  $(51,935)   $(5,176)   $29,691
                                                              ========    =======    =======

   See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I

                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                              2000        1999        1998
                                                            --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.......................................  $(51,935)   $ (5,176)   $  29,691
                                                            --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equity investment in subsidiaries.......................    51,597      41,985     (118,289)
                                                            --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of business, net of cash acquired..............        --          --      (56,104)
  Distributions to shareholders...........................        --          --       (2,732)
  Issuance of common stock................................        --          --           82
  Purchase of treasury stock..............................        --     (36,794)          --
  Proceeds from public offering of common stock...........        --          --      147,506
                                                            --------    --------    ---------
     Net cash (used in) provided by financing
       activities.........................................        --     (36,794)      88,752
                                                            --------    --------    ---------
  Net (decrease) increase in cash.........................      (338)         15          154
  Cash at beginning of year...............................       338         323          169
                                                            --------    --------    ---------
  Cash at end of year.....................................  $     --    $    338    $     323
                                                            ========    ========    =========

   See notes to consolidated financial statements included elsewhere herein.

                                                                     SCHEDULE II

                      TWINLAB CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B             COLUMN C             COLUMN D     COLUMN E
              --------                ----------    ------------------------    ----------    --------
                                                           ADDITIONS
                                                    ------------------------
                                                                   CHARGED TO                  BALANCE
                                       BALANCE AT   CHARGED TO       OTHER                     AT END
                                       BEGINNING     COST AND       ACCOUNTS    DEDUCTIONS       OF
DESCRIPTIONS                           OF PERIOD     EXPENSES     -- DESCRIBE   -- DESCRIBE    PERIOD
- ------------------------------------  ----------    ----------    ----------    ----------    --------
YEAR ENDED DECEMBER 31, 2000:
  Allowance for bad debts...........    $  918       $ 4,415          $--         $  454(1)   $ 4,879
                                        ======       =======          ==          ======      =======
  Reserve for excess and slow moving
     inventory......................    $8,908       $10,968          $--         $3,473(1)   $16,403
                                        ======       =======          ==          ======      =======
YEAR ENDED DECEMBER 31, 1999:
  Allowance for bad debts...........    $  502       $   978          $--         $  562(1)   $   918
                                        ======       =======          ==          ======      =======
  Reserve for excess and slow moving
     inventory......................    $2,801       $ 8,084          $--         $1,977(1)   $ 8,908
                                        ======       =======          ==          ======      =======
YEAR ENDED DECEMBER 31, 1998:
  Allowance for bad debts...........    $  467       $    35          $--         $   --      $   502
                                        ======       =======          ==          ======      =======
  Reserve for excess and slow moving
     inventory......................    $1,000       $ 1,801          $--         $   --      $ 2,801
                                        ======       =======          ==          ======      =======

- ---------------
(1) Amounts written off.