Form 10-K405/A
period 2000-12-31
TWINLAB CORP
filed 2001-04-12
CIK 1015868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

(c) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
2.1       --   Stock Purchase and Sale Agreement, dated as of March 5,
               1996, among David Blechman, Jean Blechman, Brian Blechman,
               Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman,
               Stephen Welling, the Registrant, Natur-Pharma Inc. and GEI
               (the "Stock Purchase and Sale Agreement") (incorporated by reference to Exhibit 2.1 to the Registration Statement on
               Form S-1, dated June 4, 1996, as amended, filed by the
               Registrant, Registration No. 333-05191; "Twinlab S-1").
2.1.1     --   Amendment to the Stock Purchase and Sale Agreement, dated
               May 6, 1996 (incorporated by reference to Exhibit 2.1.1 to
               Twinlab S-1).
3.1       --   Second Amended and Restated Certificate of Incorporation of
               the Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, dated June 25, 1996, as amended, filed by Twin, Registration No. 333-06781; "Twin
               S-4").
3.2       --   Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.5 to Twin S-4).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
4.1       --   Indenture, dated May 7, 1996, among Twin, and ARP and the
               Registrant (together, the "Guarantors"), and Fleet National
               Bank as Trustee, Registrar, Paying Agent and Securities
               Agent, regarding Twin's 10 1/4% Senior Subordinated Notes
               due 2006 and the 10 1/4% Senior Subordinated Notes due 2006
               issued in exchange therefor (incorporated by reference to
               Exhibit 4.2 to Twin S-1).
4.2       --   First Supplemental Indenture, dated as of December 1, 1997, to the Indenture dated as of May 7, 1996, among Twin and
               ARP, Changes International and the Registrant, as Guarantors
               and State Street Bank and Trust Company (as successor to
               Fleet National Bank), as Trustee regarding Twin's 10 1/4%
               Senior Subordinated Notes due 2006 (incorporated by
               reference to Exhibit 4.2 to the Registration Statement on
               Form S-3, dated March 17, 1998, Registration No. 333-48091).
4.3       --   Second Supplemental Indenture, dated as of May 14, 1998, to the Indenture dated as of May 7, 1996, among Twin and ARP,
               Changes International, Bronson, Health Factors and the
               Registrant, as Guarantors and State Street Bank and Trust
               Company (as successor to Fleet National Bank), as Trustee
               regarding Twin's 10 1/4% Senior subordinated Notes due 2006.
               (incorporated by reference to Exhibit 4.3 to the Annual
               Report).
4.4       --   Third Supplemental Indenture, dated as of September 15,
               1998, to the Indenture dated as of May 7, 1996, among Twin and ARP, Changes International, Bronson, Health Factors,
               PR*Nutrition and the Registrant, as Guarantors and State
               Street Bank and Trust Company (as successor to Fleet
               National Bank), as Trustee regarding Twin's 10 1/4% Senior
               Subordinated Notes due 2006. (incorporated by reference to
               Exhibit 4.4 to the Annual Report).
10.1      --   Credit and Guarantee Agreement, dated May 7, 1996, among
               Twin, the Registrant, the financial institutions named
               therein, Chemical Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by
               reference to Exhibit 4.3 to Twinlab S-1).
10.2      --   Guarantee and Collateral Agreement, dated May 7, 1996, among the Registrant, Twin, and ARP in favor of Chemical Bank, as
               Administrative Agent (incorporated by reference to Exhibit
               10.1 to Twinlab S-1).
10.3      --   Form of Revolving Credit Note (incorporated by reference to
               Exhibit 10.4 to the 1996 Annual Report).
10.4      --   Form of Swing Line Note (incorporated by reference to
               Exhibit 10.5 to the 1996 Annual Report).
10.5      --   Deed of Trust, dated May 7, 1996 (the "Deed of Trust"), from
               Twin to First American Title Company of Utah, Trustee for
               the use and benefit of Chemical Bank, as Administrative
               Agent, Beneficiary (incorporated by reference to Exhibit
               10.6 to Twinlab S-1).
10.6      --   Amendment to Deed of Trust, dated November 20, 1996, among
               Twin and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.7 to the 1996 Annual Report).
10.7      --   Stockholders Agreement, dated May 7, 1996, among Brian
               Blechman, Neil Blechman, Ross Blechman, Steve Blechman, Dean
               Blechman and Stephen Welling, the Registrant and GEI
               (incorporated by reference to Exhibit 10.8 to Twinlab S-1).
10.8      --   Secondary Stockholders Agreement among Brian Blechman, Neil
               Blechman, Ross Blechman, Steve Blechman, Dean Blechman and
               Stephen Welling, the Registrant, GEI, DLJ Investment
               Funding, Inc., DLJ Investment Partners, L.P., Chase Equity
               Associates, L.P., PMI Mezzanine Fund, L.P. and State
               Treasurer of the State of Michigan, Custodian of the
               Michigan Public School Employees' Retirement System, State
               Employees' Retirement System, Michigan State Police
               Retirement System, and Michigan Judges Retirement System
               (incorporated by reference to Exhibit 10.9 to Twinlab S-1).
10.9      --   Consulting Agreement, dated May 7, 1996, between Twin and
               David Blechman (incorporated by reference to Exhibit 10.10 to Twinlab S-1).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.10     --   Consulting Agreement, dated May 7, 1996, between Twin and
               Jean Blechman (incorporated by reference to Exhibit 10.17 to
               Twinlab S-1).
10.11     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and David Blechman (incorporated by reference to Exhibit
               10.18 to Twinlab S-1).
10.12     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Jean Blechman (incorporated by reference to Exhibit
               10.19 to Twinlab S-1).
10.13     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Brian Blechman (incorporated by reference to Exhibit
               10.20 to Twinlab S-1).
10.14     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Neil Blechman (incorporated by reference to Exhibit
               10.21 to Twinlab S-1).
10.15     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Ross Blechman (incorporated by reference to Exhibit
               10.22 to Twinlab S-1).
10.16     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Steve Blechman (incorporated by reference to Exhibit
               10.23 to Twinlab S-1).
10.17     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Dean Blechman (incorporated by reference to Exhibit
               10.24 to Twinlab S-1).
10.18     --   Noncompetition Agreement, dated May 7, 1996, between Twin
               and Stephen Welling (incorporated by reference to Exhibit
               10.25 to Twinlab S-1).
10.19     --   Form of Restated Standard Indemnity Agreement, dated August
               1992, between Twin and Showa Denko America, Inc.
               (incorporated by reference to Exhibit 10.28 to Twinlab S-1).
10.20     --   Form of SDR Guaranty Agreement, dated August 1992, between
               Twin and Showa Denko K.K. (incorporated by reference to
               Exhibit 10.29 to Twinlab S-1).
10.21     --   Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).
10.22     --   Construction Contract, dated February 27, 1998, between Twin and Interwest Construction Company, Inc. (incorporated by
               reference to Exhibit 10.32 to the 1997 Annual Report).
10.23     --   Lease, dated January 16, 1998, between Twin and Reckson
               Operating Partnership, L.P. (incorporated by reference to
               Exhibit 10.33 to the 1997 Annual Report)
10.24     --   Asset Purchase Agreement, dated as of March 17, 1998, among
               Jones Medical Industries, Inc., JMI-Phoenix Laboratories,
               Inc., Twin and Bronson Laboratories, Inc. (incorporated by reference to Exhibit 10.34 to the 1997 Annual Report on Form
               10K).
10.25     --   Twinlab Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 to the 1998 Annual Report).
10.26     --   Employment Agreement, dated May 7, 1999, between Twin and
               Steve Welling. (incorporated by reference to Exhibit 10.37 to the 1999 Annual Report).
10.27     --   Employment Agreement, dated January 1, 2000, between Twin
               and Ross Blechman. (incorporated by reference to Exhibit
               10.38 to the 1999 Annual Report).
10.28     --   Employment Agreement, dated January 1, 2000, between Twin
               and Dean Blechman. (incorporated by reference to Exhibit
               10.39 to the 1999 Annual Report).
10.29     --   Employment Agreement, dated January 1, 2000, between Twin
               and Neil Blechman. (incorporated by reference to Exhibit
               10.40 to the 1999 Annual Report).
10.30     --   Employment Agreement, dated January 1, 2000, between Twin
               and Steve Blechman. (incorporated by reference to Exhibit
               10.41 to the 1999 Annual Report).
10.31     --   Non-Competition Agreement, dated March 9, 2000, between Twin and Brian Blechman. (incorporated by reference to Exhibit
               10.42 to the 1999 Annual Report).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.32     --   Fourth Supplemental Indenture, dated as of January 25, 2000, to the Indenture dated May 7, 1996, among Twin, ARP, Changes
               International, Bronson, Health Factors, PR*Nutrition,
               Twinlab FSC and the Registrant, as Guarantors and State
               Street Bank and Trust Company (as successor to Fleet
               National Bank) as Trustee regarding Twins 10 1/4% Senior
               Subordinated Notes due 2006. (incorporated by reference to
               Exhibit 10.43 to the 1999 Annual Report).
10.33     --   First Amendment and Waiver dated as of March 22, 1999 to the
               Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
               several banks and financial institutions. (incorporated by reference to Exhibit 10.44 to the 1999 Annual Report).
10.34     --   Second Amendment, dated as of November 12, 1999, to the
               Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
               several banks and financial institutions. (incorporated by reference to Exhibit 10.45 to the 1999 Annual Report).
10.35     --   Third Amendment and Waiver, dated as of November 13, 2000 to the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions (incorporated by reference to Exhibit 10.46 to the Quarterly Report on
               Form 10Q for the quarter ended September 30, 2000).
10.36     --   Fifth Supplemental Indenture, dated as of March 30, 2001 to the Indenture dated May 7, 1996, among the Company, its
               subsidiaries and the Registrant, as Guarantors, and State
               Street Bank and Trust Company (as successor to Fleet
               National Bank) as Trustee regarding Twin's 10 1/4% Senior
               Subordinated Notes due 2006.*
10.37     --   Fourth Amendment and Waiver, dated as of December 15, 2000 to the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions.*
10.38     --   Fifth Amendment and Waiver, dated as of February 15, 2001 to the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions.*
10.39     --   Sixth Amendment and Waiver, dated as of March 30, 2001 to
               the Amended and Restated Credit and Guarantee Agreement
               (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions.*
10.40     --   Financing Agreement between The CIT Group/Business Credit,
               Inc. and other financial institutions and Twin Laboratories
               Inc., ARP, Changes, PR*Nutrition, Health Factors and Bronson
               dated as of March 29, 2001.*
10.41     --   Security Agreement between Dean and Ross Blechman and The
               CIT Group/Business Credit, Inc. dated as of March 29, 2001.*
10.42     --   Intercreditor Agreement between Dean and Ross Blechman and
               The CIT Group/Business Credit, Inc. dated as of March 29,
               2001.*
10.43     --   Guaranty between Dean and Ross Blechman and The CIT
               Group/Business Credit, Inc. dated as of March 29, 2001.*
10.44     --   Reimbursement Agreement No. 1 between Twinlab Corporation,
               Twin Laboratories Inc., ARP, Changes, PR*Nutrition, Bronson
               and Dean and Ross Blechman dated as of March 29, 2001.*
10.45     --   Deed of Trust, Assignment of Rents, Security Agreement and
               Fixture Filing dated as of March 29, 2001 between Twin
               Laboratories Inc. as grantor, Chicago Title Insurance
               Company, as trustee, and The CIT Group/Business Credit,
               Inc., as agent.*
10.46     --   Mortgage, Assignment of Rents, Security Agreement and
               Fixture Filing dated as of March 29, 2001 between Twin
               Laboratories Inc. and The CIT Group/Business.*

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.47     --   Deed of Trust and Financing Statement dated as of March 29,
               2001 between Health Factors International, Inc., as trustor,
               Chicago Title Insurance Company, as trustee, and The CIT
               Group/Business Credit, Inc. as agent.*
10.48     --   Guaranty (Parent) between the Registrant and The CIT
               Group/Business Credit, Inc. dated as of March 29, 2001.*
10.49     --   Guaranty (Co-Borrowers) between the subsidiaries of
               Registrant and The CIT Group/Business Credit, Inc. dated as of March 29, 2001.*
10.50     --   Letter agreement concerning $15 million letter of credit
               between the Blechman Brothers and The CIT Group/Business
               Credit, Inc., dated as of March 29, 2001.*
10.51     --   Stock Pledge Agreement between the subsidiaries of the
               Registrant and The CIT Group/Business Credit, Inc. dated as of March 29, 2001.*
10.52     --   Stock Pledge Agreement between the Registrant and The CIT
               Group/Business Credit, Inc. dated as of March 29, 2001.*
10.53     --   Grant of Security Interest in Patents, Trademarks,
               Copyrights and Licenses between the subsidiaries of the
               Registrant and The CIT Group/Business Credit, Inc., dated as of March 29, 2001.*
21.1      --   List of Registrant's Subsidiaries.
23.1      --   Consent of Deloitte & Touche LLP.
27        --   Financial Data Schedule.

---------------
 * Filed herewith.

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

                     SIGNATURE                                   TITLE(S)                     DATE
                     ---------                                   --------                     ----
                 /s/ ROSS BLECHMAN                   Chairman of the Board, Chief         April 12, 2001
---------------------------------------------------    Executive Officer, President
                   Ross Blechman                       and Director (Principal
                                                       Executive Officer)

                 /s/ NEIL BLECHMAN                   Executive Vice President and         April 12, 2001
---------------------------------------------------    Director
                   Neil Blechman

                /s/ BRIAN BLECHMAN                   Executive Vice President,            April 12, 2001
---------------------------------------------------    Treasurer and Director
                  Brian Blechman

                /s/ STEVE BLECHMAN                   Executive Vice President and         April 12, 2001
---------------------------------------------------    Director
                  Steve Blechman

                 /s/ DEAN BLECHMAN                   Executive Vice President and         April 12, 2001
---------------------------------------------------    Director
                   Dean Blechman

                 /s/ JOHN H. BOLT                    Chief Financial Officer              April 12, 2001
---------------------------------------------------    (Principal Financial and
                   John H. Bolt                        Accounting Officer)

              /s/ STEPHEN L. WELLING                 Director                             April 12, 2001
---------------------------------------------------
                Stephen L. Welling

             /s/ JONATHAN D. SOKOLOFF                Director                             April 12, 2001
---------------------------------------------------
               Jonathan D. Sokoloff

                /s/ JOHN G. DANHAKL                  Director                             April 12, 2001
---------------------------------------------------
                  John G. Danhakl

            /s/ WILLIAM U. WESTERFIELD               Director                             April 12, 2001
---------------------------------------------------
              William U. Westerfield

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

YEAR ENDING DECEMBER 31,
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

YEAR ENDING DECEMBER 31,
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

                                                                     SCHEDULE II

                      TWINLAB CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B             COLUMN C             COLUMN D     COLUMN E
              --------                ----------    ------------------------    ----------    --------
                                                           ADDITIONS
                                                    ------------------------
                                                                  CHARGED TO
                                                                    OTHER
                                      BALANCE AT    CHARGED TO     ACCOUNTS                   BALANCE
                                      BEGINNING      COST AND                                  AT END
                                      OF PERIOD      EXPENSES                   DEDUCTIONS       OF
                                                                                               PERIOD
DESCRIPTIONS                                                      -- DESCRIBE   -- DESCRIBE
------------------------------------  ----------    ----------    ----------    ----------    --------
YEAR ENDED DECEMBER 31, 2000:
  Allowance for bad debts...........    $  918       $ 4,415          $--         $  454(1)   $ 4,879
                                        ======       =======          ==          ======      =======
  Reserve for excess and slow moving
     inventory......................    $8,908       $10,968          $--         $3,473(1)   $16,403
                                        ======       =======          ==          ======      =======
YEAR ENDED DECEMBER 31, 1999:
  Allowance for bad debts...........    $  502       $   978          $--         $  562(1)   $   918
                                        ======       =======          ==          ======      =======
  Reserve for excess and slow moving
     inventory......................    $2,801       $ 8,084          $--         $1,977(1)   $ 8,908
                                        ======       =======          ==          ======      =======
YEAR ENDED DECEMBER 31, 1998:
  Allowance for bad debts...........    $  467       $    35          $--         $   --      $   502
                                        ======       =======          ==          ======      =======
  Reserve for excess and slow moving
     inventory......................    $1,000       $ 1,801          $--         $   --      $ 2,801
                                        ======       =======          ==          ======      =======

---------------
(1) Amounts written off.

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos. 333-36978, 333-94831, 333-93939, 333-93937, 333-87355, 333-65933 and 333-18047
of Twinlab Corporation each on Form S-8 of our report dated April 2, 2001, appearing in this Annual Report on Form 10-K of Twinlab Corporation for the year ended December 31, 2000.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
April 2, 2001