Form 10-Q
period 2001-03-31
TWINLAB CORP
filed 2001-05-15
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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


                           YES         X             NO
                                 ----------------       ------------------




At April 30, 2001, the registrant had 28,929,568 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             MARCH 31, 2001          DECEMBER 31, 2000
                                                                             --------------          -----------------
                                                                              (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $      7,621                $      4,890
  Accounts receivable, net of allowance for bad debts of $6,101 at
     March 31, 2001 and $4,879 at December 31, 2000                                 35,032                      51,053
  Inventories                                                                       51,081                      49,941
  Deferred tax assets                                                                9,734                       9,214
  Prepaid taxes                                                                     11,851                      11,692
  Prepaid expenses and other current assets                                          2,659                       1,640
  Net assets of discontinued operations                                              3,319                      12,933
                                                                              ------------                ------------
             Total current assets                                                  121,297                     141,363

Property, plant and equipment, net                                                  50,849                      50,310

Deferred tax assets                                                                 18,167                      14,228

Other assets                                                                        42,306                      42,274
                                                                              ------------                ------------
TOTAL                                                                         $    232,619                $    248,175
                                                                              ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                           $      2,113                $      2,072
  Accounts payable                                                                  28,516                      27,496
  Accrued expenses and other current liabilities                                    12,778                      10,721
                                                                              ------------                ------------
             Total current liabilities                                              43,407                      40,289
Long-term debt, less current portion                                                93,122                      95,899
                                                                              ------------                ------------
             Total liabilities                                                     136,529                     136,188
                                                                              ------------                ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                                          -                           -
  Common stock, $1.00 par value; 75,000,000 shares authorized;
  32,748,867 issued and 28,647,967 outstanding as of March 31, 2001
  and December 31, 2000                                                             32,749                      32,749
  Additional paid-in capital                                                       289,701                     289,690
  Accumulated deficit                                                             (189,566)                   (173,658)
                                                                              ------------                ------------
                                                                                   132,884                     148,781
  Treasury stock at cost; 4,100,900 shares                                         (36,794)                    (36,794)
                                                                              ------------                ------------
             Total shareholders' equity                                             96,090                     111,987
                                                                              ------------                ------------
TOTAL                                                                         $    232,619                $    248,175
                                                                              ============                ============

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                  2001                          2000
                                                                                  ----                          ----
                                                                                              (unaudited)
NET SALES                                                                        $  53,158                  $  66,971
COST OF SALES                                                                       32,711                     36,681
                                                                                 ---------                  ---------
GROSS PROFIT                                                                        20,447                     30,290
OPERATING EXPENSES                                                                  30,319                     25,617
                                                                                 ---------                  ---------
(LOSS) INCOME FROM OPERATIONS                                                       (9,872)                     4,673
                                                                                 ----------                 ---------
OTHER (EXPENSE) INCOME:
  Interest income                                                                      109                         64
  Interest expense                                                                  (2,825)                    (1,816)
  Other                                                                                563                        623
                                                                                 ---------                  ---------
                                                                                    (2,153)                    (1,129)
                                                                                 ---------                  ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  (BENEFIT FROM) PROVISION FOR INCOME TAXES                                        (12,025)                     3,544
(BENEFIT FROM)  PROVISION FOR INCOME TAXES                                          (4,651)                     1,375
                                                                                 ----------                 ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                            (7,374)                     2,169
                                                                                 ----------                 ---------
DISCONTINUED OPERATIONS:
  Income from discontinued operations, adjusted for applicable
     income taxes of $211 and $173, respectively                                       164                        273
  Loss on disposal of subsidiary, adjusted for income taxes of $449                 (8,698)                         -
                                                                                 ----------                 ---------
                                                                                    (8,534)                       273
                                                                                 ----------                 ---------
NET (LOSS) INCOME                                                                $ (15,908)                 $   2,442
                                                                                 ==========                 =========

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
  (Loss) income from continuing operations                                       $  (0.26)                  $    0.08
  (Loss) income from discontinued operations                                        (0.30)                       0.01
                                                                                 ---------                  ---------
  Net (loss) income                                                              $  (0.56)                  $    0.09
                                                                                 =========                  =========

Weighted Average Common Shares Used In
  Computing Basic Income Per Share                                                  28,648                     28,618
                                                                                 =========                  =========
Weighted Average Common Shares Used In
  Computing Diluted Income Per Share                                                28,648                     28,628
                                                                                 =========                  =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)




                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------
                                                                                             2001                 2000
                                                                                             ----                 ----
                                                                                                    (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                                  $ (15,908)           $   2,442
       Adjustment to reconcile net (loss) income to net
          cash provided by (used in) operating activities:
             Loss (income) from discontinued operations                                       8,534                 (273)
          Depreciation and amortization                                                       1,936                1,742
          Bad debt expense                                                                    1,243                    -
          Deferred income taxes                                                              (4,459)               1,816
          Other                                                                                 428                   88
          Changes in operating assets and liabilities:
            Accounts receivable                                                              14,755                8,481
            Inventories                                                                      (1,364)              (6,584)
            Prepaid taxes                                                                      (159)               1,862
            Prepaid expenses and other current assets                                          (696)                (939)
            Accounts payable                                                                  1,020              (10,316)
            Accrued expenses and other current liabilities                                    1,640              (15,987)
                                                                                          ---------            ----------
            Net cash provided by (used in) continuing operations                              6,970              (17,668)
            Net cash provided by discontinued operations                                      1,103                  619
                                                                                          ---------            ---------

            Net cash provided by (used in) operating activities                               8,073              (17,049)
                                                                                          ---------            ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant and equipment                                          (1,751)              (1,675)
       Increase in other assets                                                                (855)                (333)
                                                                                          ----------           ---------

                  Net cash used in investing activities                                      (2,606)              (2,008)
                                                                                          ----------           ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (repayments) borrowings under revolving credit facility                           (2,260)              19,000
       Payments of debt                                                                        (476)                (143)
                                                                                          ----------           ---------
                  Net cash (used in) provided by financing activities                        (2,736)              18,857
                                                                                          ----------           ---------

     Net increase (decrease) in cash and cash equivalents                                     2,731                 (200)
     Cash and cash equivalents at beginning of period                                         4,890                3,994
                                                                                          ---------            ---------
     Cash and cash equivalents at end of period                                           $   7,621            $   3,794
                                                                                          =========            =========

     Supplemental disclosures of cash flow information:
       Cash paid during the periods for:
          Interest                                                                        $   1,885            $     437
                                                                                          =========            =========
          Income taxes, net of cash refunds                                               $     177            $  (2,079)
                                                                                          =========            =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.



2.       CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

         The Company's Revolving Credit Facility and restrictive covenants contained in the indenture governing the 10-1/4% senior subordinated notes (the "Notes") restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by any of its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis, is as follows:

                                                                             MARCH 31, 2001            DECEMBER 31, 2000
                                                                             --------------            -----------------
       CONDENSED BALANCE SHEETS

       ASSETS
       Investment in subsidiaries                                              $  96,090                  $ 111,987
                                                                                =========                  =========
       SHAREHOLDERS' EQUITY
       Preferred stock, $.01 par value; 2,000,000 shares
         authorized; none issued                                                       -                          -
       Common stock, $1.00 par value; 75,000,000 shares authorized;
         32,748,867 issued and 28,647,967 outstanding as of
         March 31, 2001 and December 31, 2000                                     32,749                     32,749
       Additional paid-in capital                                                289,701                    289,690
       Accumulated deficit                                                      (189,566)                  (173,658)
                                                                               ---------                  ---------
                                                                                 132,884                    148,781
       Treasury stock at cost; 4,100,900 shares                                  (36,794)                   (36,794)
                                                                               ---------                  ---------
       Total                                                                   $  96,090                  $ 111,987
                                                                               =========                  =========

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                2001                        2000
                                                                                ----                        ----
       CONDENSED STATEMENTS OF OPERATIONS
         Equity interest in net (loss) income of subsidiaries                 $ (15,876)                  $   2,473
         Operating expenses                                                          52                          52
         Interest income                                                             -                            1
                                                                              ---------                   ---------
         (Loss) income before income taxes                                      (15,928)                      2,422
         Benefit from income taxes                                                  (20)                        (20)
                                                                              ---------                   ---------
         Net (loss) income                                                    $ (15,908)                  $   2,442
                                                                              ==========                  =========

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                2001                        2000
                                                                                ----                        ----
       CONDENSED STATEMENTS OF CASH FLOWS
         CASH FLOWS FROM OPERATING ACTIVITIES
             Net (loss) income                                                $ (15,908)                  $   2,442
             Equity investments in subsidiaries                                  15,908                      (2,782)
             Changes in operating assets and liabilities-
                Prepaid expenses and other current assets                            -                            2
                                                                              ----------                  ---------
         Net decrease in cash and cash equivalents                                   -                         (338)
         Cash and cash equivalents at beginning of period                            -                          338
                                                                              ----------                  ---------
         Cash and cash equivalents at end of period                           $      -                    $      -
                                                                              =========                   =========

         Twin Laboratories Inc. ("Twin") is a direct wholly owned-subsidiary of Twinlab. Advanced Research Press, Inc. ("ARP"), Changes International, Inc. ("Changes International"), Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC Inc., Twin Laboratories (U.K.) Ltd. ("Twin U.K."), Changes International (U.K.) Ltd. ("Changes U.K."), Changes A Twinlab Company, S.de R.L. ("Changes Mexico") and PR*Nutrition, Inc. ("PR*Nutrition"), are indirect wholly-owned subsidiaries of Twinlab. Twinlab, ARP, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC Inc., Twin U.K., Changes U.K., Changes Mexico and PR*Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the Notes.

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

         However, summarized unaudited financial information as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000, for the active operating subsidiaries identified above, is as follows:



                                                      CHANGES        BRONSON
                                                    INTERNATIONAL  LABORATORIES,    HEALTH       PR*
                               TWIN           ARP         [1]           INC.        FACTORS    NUTRITION
---------------------------------------------------------------------------------------------------------
AS OF MARCH 31, 2001

Current assets              $ 154,955      $ 1,168      $10,716     $ 13,695      $  8,238      $ 2,725
Noncurrent assets             111,323          196          318       36,994         5,211           16
Current liabilities            43,408          417        2,389        5,240         1,619          204
Noncurrent liabilities         93,122           --           --           --            --           --
Shareholder's equity          129,748          947        8,645       45,449        11,830        2,537


AS OF DECEMBER 31, 2000

Current assets              $ 174,990      $ 1,012      $19,648     $ 12,114      $  7,581      $ 2,459
Noncurrent assets             106,811          199          350       37,578         5,255          107
Current liabilities            40,289          400        2,818        4,172           921          122
Noncurrent liabilities         95,899           --           --           --            --           --
Shareholder's equity          145,613          811       17,180       45,520        11,915        2,444


THREE MONTHS ENDED
MARCH 31, 2001

Net sales                   $  53,158      $ 1,195      $ 8,407     $  3,041      $  2,898      $   761
Gross profit                   20,447          436        6,930        1,778           144          529
Net (loss) income             (15,877)         135          164          (72)          (85)          94


THREE MONTHS ENDED
MARCH 31, 2000

Net sales                   $  66,971      $   959      $11,492     $  3,705      $  3,377      $ 1,028
Gross profit                   30,290          198        9,788        2,385           336          788
Net income (loss)               2,473          (69)         273          248            24          (10)

-----------------------------

[1] On April 18, 2001, the Company sold the operating assets of Changes International and its results of operations have been classified as discontinued operations and prior periods have been restated. The Consolidated Statement of Operations for the three months ended March 31, 2001 include the loss on disposal of the Changes International subsidiary.

3.       INVENTORIES

         Inventories consist of the following:

                                                                   MARCH 31, 2001               DECEMBER 31,2000
                                                                   --------------               ----------------
              Raw Materials                                           $  11,177                     $  13,217
              Work in Process                                            12,713                        10,992
              Finished Goods                                             27,191                        25,732
                                                                      ---------                     ---------
                         Total                                        $  51,081                     $  49,941
                                                                      =========                     =========


4.       NEW CREDIT FACILITY

         As of March 31, 2001 and through April 2, 2001, the Company maintained a revolving credit facility (the "Revolving Credit Facility"), as amended, which provided for maximum borrowings up to $47,000. Borrowings under the Revolving Credit Facility bore interest, at the Company's discretion, at either the Alternative Base Rate, as defined, plus 2.5% or at the Eurodollar Rate (maximum six-month term), plus 3.5%. The Revolving Credit Facility contained certain restrictive covenants with which the Company was not in compliance at March 31, 2001 for which the Company received a waiver. However, upon replacing the Revolving Credit Facility with the New Revolving Credit Facility, as described below, the Company had the ability and the intent to keep the amounts borrowed as of March 31, 2001, outstanding on a long-term basis. Therefore, the amount outstanding under the Revolving Credit Facility as of March 31, 2001 has been classified as long-term.

         On April 2, 2001, the Company replaced its Revolving Credit Facility and entered into a new revolving line of credit inclusive of a term loan (the "New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60,000 through April 2, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (8.0% at April 2, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15,000, in respect of the New Revolving Credit Facility, which guaranty is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain levels of earnings from operations as measured before interest expense, income taxes, and depreciation and amortization expense, places restrictions on capital expenditures and prohibits the payment of dividends. Borrowings outstanding under the New Revolving Credit Facility as of May 11, 2001 were approximately $30,900.

6.       LEGAL PROCEEDINGS

         In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York. The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. Pursuant to the settlement, which is subject to court approval, the Company has agreed to pay $26,000, all of which is covered and will be paid by the Company's existing insurance.

         The Company has been named as a defendant in several currently pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages, as well as proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. Due to its insurance coverage, the Company believes that such lawsuits, if successful, would not have a material adverse effect on the financial condition or results of operations of the Company. One or more large punitive damage awards, which are generally not insurable, however, could have a material adverse effect on the financial condition of the Company. The Company cannot currently estimate a range of potential losses in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

         A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. The Company believes that the claims are without merit and intends to vigorously defend against the actions; however, the Company is unable to predict the outcome of this action. Accordingly, the effect, if any, such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

         The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

         Included in other income for the three months ended March 31, 2001 and 2000 is $475 and $600, respectively, of proceeds from litigation settlements.

7.       NET (LOSS) INCOME PER SHARE

         Basic net (loss) income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net (loss) income per common share was calculated based upon the weighted average number of common shares outstanding and includes potential common shares for dilutive options outstanding during the respective periods.

         The weighted average common shares outstanding for the computation of basic net (loss) income per common share for the three months ended March 31, 2001 and 2000 were 28,648,000 and 28,618,000, respectively.
         Additionally, for the diluted calculation, 10,000 of potential common shares were included for the three months ended March 31, 2000. Potentially dilutive shares totalling approximately 1,881,000 and 1,163,000 for the three months ended March 31, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share because they were antidilutive.


8.       OPERATING SEGMENTS

         During the quarter ended March 31, 2001, the Company realigned its internal reporting structure to focus on its two primary distribution channels. Accordingly, the Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. The Company manufactures and markets nutritional products, including a complete line of vitamins, herbs, nutraceuticals, antioxidants, fish and marine oils, sports nutrition supplements, phytonutrients, and teas to health and natural food stores and mass market merchandisers through its retail segment and vitamins, herbs, nutritional supplements and health and beauty aids, including third party manufacturing, through its direct-to-consumer segment. The segment information for the three months ended March 31, 2000 has been reclassified to conform with the March 31, 2001 presentation.

         Segment information for the three months ended March 31, 2001 and 2000 was as follows:



                                                          DIRECT-TO-              INTERCOMPANY
                                               RETAIL      CONSUMER    OTHER (1)   ELIMINATION      TOTAL
--------------------------------------------------------------------------------------------------------------
       THREE MONTHS ENDED
       MARCH 31, 2001
         Net sales from external customers     $ 46,354    $ 4,929       $1,875     $  -       $  53,158
         Intersegment net sales                   -           -              79       (79)           -
         (Loss)/income from operations           (9,936)      (257)         321        -          (9,872)
         Total assets                           213,856     59,283       11,823   (55,662)       229,300 (2)


       THREE MONTHS ENDED
       MARCH 31, 2000
         Net sales from external customers     $ 59,044    $ 6,033       $ 1,894     $  -         $ 66,971
         Intersegment net sales                     -         -               94       (94)           -
         Income (loss) from operations            4,416        444          (187)       -            4,673
         Total assets                           264,017     60,434        14,301   (70,082)        268,670 (2)

       -----------
       [1]The "other" column includes corporate-related items and the results of two operating segments, PR*Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company markets nutritionally enhanced food bars and other nutritional products through PR*Nutrition and publishes a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

9. RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

10.      SUBSEQUENT EVENTS

         On April 18, 2001, the Company sold the operating assets of its Changes International subsidiary to Goldshield Group plc for approximately $4,405. The estimated loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and prior periods have been restated.

         Net sales and income from discontinued operations are as follows:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                     2001                       2000
                                                                                     ----                       ----
         Net sales                                                              $   8,407                   $  11,492
         Operating income                                                             423                         422
         Provision for income taxes                                                   211                         173
         Income from discontinued operations                                          164                         273
         Income from discontinued operations
           per diluted share                                                         0.01                        0.01

      (2) Total assets exclude the net assets from discontinued operations of approximately $3,319 and $12,933 as of March 31, 2001 and 2000, respectively.

         The net assets of discontinued operations are comprised of the following:

                                                                           MARCH 31, 2001            DECEMBER 31, 2000
                                                                           --------------            -----------------
       Inventories                                                             $   1,437                  $   2,115
       Property, plant and equipment, net                                            464                        464
       Intangible assets                                                          10,116                     10,354
       Accrued costs                                                                (567)                         -
       Other                                                                      (8,131)                         -
                                                                               ---------                  ---------
       Net assets of discontinued operations                                   $   3,319                  $  12,933
                                                                               =========                  =========


         In addition, on April 18, 2001, the Company sold the operating assets of PR Nutrition, Inc. to Goldshield Group plc for approximately $595. Such assets consisting primarily of inventories, property, plant and equipment and trademarks have been reclassified to assets held for sale as of March 31, 2001 and included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The gain in connection with the sale of these assets will be recorded during the quarter ended June 30, 2001.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report. During the quarter ended March 31, 2001, the Company realigned its internal reporting structure to focus on its two primary distribution channels. Accordingly, the Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products, and special formulas primarily under the TWINLAB brand name; a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand; and a full line of herb teas marketed under the Alvita brand. The direct-to-consumer segment markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog, and also manufactures through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. The Company also markets nutritionally enhanced food bars under the PR*Bar trademark through its PR*Nutrition division and conducts its publishing activities through ARP. On April 18, 2001, the Company sold the operating assets of its Changes International and PR Nutrition subsidiaries to Goldshield Group plc. Changes International's results of operations have been classified as discontinued operations and prior periods have been restated.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      (DOLLARS IN MILLIONS)
                                                                   2001                    2000
                                                                   ----                    ----
           Net Sales:
              Retail segment                                $ 46.4          87.2%     $ 59.1       88.2%
              Direct-to-consumer segment                       4.9           9.3         6.0        9.0
              PR*Nutrition division                            0.8           1.4         1.0        1.5
              Publishing division                              1.1           2.1         0.9        1.3
                                                            ------        ------      ------     ------
                    Total Net Sales                           53.2         100.0        67.0      100.0
                                                            ------        ------      ------     ------
           Gross Profit                                       20.4          38.4        30.3       45.2
           Operating Expenses                                 30.3          57.0        25.6       38.2
                                                            ------        ------      ------     ------
           (Loss) Income from Operations                    $ (9.9)        (18.6)%    $  4.7        7.0%
                                                            =======       =======     ======     ======

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         NET SALES: Net sales for the three months ended March 31, 2001 were $53.2 million, a decrease of $13.8 million, or 20.6%, as compared to net sales of $67.0 million for the three months ended March 31, 2000. Net sales from the retail segment contributed $46.4 million, a decrease of $12.7 million, or 21.5% as compared to $59.1 million for the three months ended March 31, 2000. The decrease in net sales was primarily due to a decrease in demand for vitamins, minerals and supplements, sports nutrition products, special formula products and herbal supplements and teas. The direct-to-consumer segment contributed $4.9 million to net sales for the three months ended March 31, 2001 as compared to $6.0 million for the three months ended March 31, 2000. The decrease in direct-to-consumer net sales was attributable to a decrease in Bronson's catalog sales as well as a decrease in third-party contract manufacturing. The PR* Nutrition division contributed $0.8 million to net sales for the three months ended March 31, 2001, as compared to $1.0 million for the three months ended March 31, 2000. The Company sold its PR* Nutrition division on April 18, 2001. Publishing activities contributed $1.1 million as compared to $0.9 million for the three months ended March 31, 2000.

         GROSS PROFIT: Gross profit for the three months ended March 31, 2001 was $20.4 million, which represented a decrease of $9.9 million, or 32.5%, as compared to $30.3 million for the three months ended March 31, 2000. Gross profit margin was 38.4% for the three months ended March 31, 2001 as compared to 45.2% for the three months ended March 31, 2000. The overall decrease in gross profit dollars was attributable primarily to the Company's lower sales volume. The decrease in the gross profit margin was attributable primarily to a less favorable customer mix as well as higher unit manufacturing overhead as a result of costs decreasing at a rate lower than sales.

         OPERATING EXPENSES: Operating expenses were $30.3 million for the three months ended March 31, 2001, representing an increase of $4.7 million, or 18.4%, as compared to $25.6 million for the three months ended March 31, 2000. As a percent of net sales, operating expenses increased from 38.2% for the three months ended March 31, 2000 to 57.0% for the three months ended March 31, 2001. The increase in operating expenses was primarily attributable to an increase in the Company's advertising expenses. In addition, the Company increased its bad debt reserve by approximately $1.1 million, in connection with sales recorded in January 2001, relating to a customer in the retail segment that subsequently declared bankruptcy.

         (LOSS) INCOME FROM OPERATIONS: The Company recorded a loss from operations of $(9.9) million for the three months ended March 31, 2001, as compared to income from operations of $4.7 million for the three months ended March 31, 2000. The (loss) income from operations margin was (18.6)% of net sales for the three months ended March 31, 2001, as compared to 7.0% of net sales for the three months ended March 31, 2000.

         OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $2.2 million for the three months ended March 31, 2001, as compared to $1.1 million for the three months ended March 31, 2000. The net increase of $1.1 million was primarily attributable to an increase in interest expense of $1.0 million as a result of increased debt levels and higher interest rates.

         DISCONTINUED OPERATIONS: On April 18, 2001, the Company sold the operating assets of its Changes International subsidiary to Goldshield Group plc for approximately $4,405. The estimated loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and prior periods have been restated. Net sales for Changes International were $8.4 million for the three months ended March 31, 2001 as compared to $11.5 million for the three months ended March 31, 2000. Income from operations for Changes International was $0.4 million for the three months ended March 31, 2001 and 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2001, cash provided by operating activities was $8.1 million as compared to cash used in operating activities of $17.0 million for the three months ended March 31, 2000. The increase in cash provided by operating activities was primarily attributable to a reduction in the amount of accounts payable and accrued expenses required to be paid.

         Capital expenditures were $1.8 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures in 2001 were primarily for the purchase of computer hardware and software and related implementation costs for the Company's ERP system using SAP software. Capital expenditures are expected to be approximately $3.0 million to $6.0 million during fiscal 2001 which will be used primarily to complete the implementation of the ERP system and for the purchase of manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

         Net cash used in financing activities was $2.7 million for the three months ended March 31, 2001 and represented the repayment of outstanding debt.

         On April 2, 2001, the Company replaced its Revolving Credit Facility and entered into the New Revolving Credit Facility with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60,000 through April 2, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (8.0% at April 2, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15,000, in respect of the New Revolving Credit Facility, which guaranty is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain levels of earnings from operations as measured before interest expense, income taxes, and depreciation and amortization expense, places restrictions on capital expenditures and prohibits the payment of dividends. Borrowings outstanding under the New Revolving Credit Facility as of May 11, 2001 were approximately $30,900.

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

         Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next 12 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its New Revolving Credit Facility.

         RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

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

ITEM 3.: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk and exposure from December 31, 2000, a description of which may be found in the Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS

         In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York. The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. Pursuant to the settlement, which is subject to court approval, the Company has agreed to pay $26,000, all of which is covered by the Company's existing insurance.

         The Company has been named as a defendant in several currently pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages, as well as proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. Due to its insurance coverage, the Company believes that such lawsuits, if successful, would not have a material adverse effect on the financial condition or results of operations of the Company. One or more large punitive damage awards, which are generally not insurable, however, could have a material adverse effect on the financial condition of the Company. The Company cannot currently estimate a range of potential losses in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

         A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. The Company believes that the claims are without merit and intends to vigorously defend against the actions; however, the Company is unable to predict the outcome of this action. Accordingly, the effect, if any, such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

         The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.


         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (B) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                TWINLAB CORPORATION



                                                By:   /s/ Ross Blechman
                                                    ----------------------------
                                                      Ross Blechman
                                                      Chairman, President and
                                                      Chief Executive Officer




                                                By:   /s/ John H. Bolt
                                                    ----------------------------
                                                      John H. Bolt
                                                      Chief Financial Officer



DATED:  May 15, 2001