Form 10-Q
period 2001-06-30
TWINLAB CORP
filed 2001-08-14
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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


                       YES            X             NO
                          -----------------------     -----------------------


At July 31, 2001, the registrant had 28,940,856 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                        JUNE 30, 2001  DECEMBER 31, 2000
                                                        -------------  -----------------
                                                         (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                              $    --         $   4,890
  Accounts receivable, net of allowance for bad debts
    of $5,778 at June 30, 2001 and $4,879 at
    December 31, 2000                                       24,029          51,053
  Inventories                                               47,044          49,941
  Deferred tax assets                                        9,321           9,214
  Prepaid taxes                                                 65          11,692
  Prepaid expenses and other current assets                  4,157           1,640
  Net assets of discontinued operations                       --            12,933
                                                         ---------       ---------
           Total current assets                             84,616         141,363

Property, plant and equipment, net                          50,330          50,310

Deferred tax assets                                         18,132          14,228

Other assets                                                42,690          42,274
                                                         ---------       ---------
TOTAL                                                    $ 195,768       $ 248,175
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                      $  29,098       $   2,072
  Accounts payable                                          20,754          27,496
  Accrued expenses and other current liabilities             9,055          10,721
                                                         ---------       ---------
           Total current liabilities                        58,907          40,289
Long-term debt, less current portion                        47,800          95,899
                                                         ---------       ---------
           Total liabilities                               106,707         136,188
                                                         ---------       ---------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued                                  --              --
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 32,760,155 issued and 28,659,255
     outstanding as of June 30, 2001 and 32,748,867
     issued and 28,647,967 outstanding as of December
     31, 2000                                               32,760          32,749
  Additional paid-in capital                               289,720         289,690
  Accumulated deficit                                     (196,625)       (173,658)
                                                         ---------       ---------
                                                           125,855         148,781
  Treasury stock at cost; 4,100,900 shares                 (36,794)        (36,794)
                                                         ---------       ---------
                     Total shareholders' equity             89,061         111,987
                                                         ---------       ---------
TOTAL                                                    $ 195,768       $ 248,175
                                                         =========       =========


                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                          2001          2000          2001          2000
                                                          ----          ----          ----          ----
                                                            (unaudited)                  (unaudited)
NET SALES                                               $  49,581     $  50,180     $ 102,739     $ 117,151

COST OF SALES                                              33,640        29,089        66,351        65,770
                                                        ---------     ---------     ---------     ---------


GROSS PROFIT                                               15,941        21,091        36,388        51,381
OPERATING EXPENSES                                         21,762        20,005        52,081        45,622
                                                        ---------     ---------     ---------     ---------

(LOSS) INCOME FROM OPERATIONS                              (5,821)        1,086       (15,693)        5,759
                                                        ---------     ---------     ---------     ---------

OTHER (EXPENSE) INCOME:
  Interest income                                              19            50           128           114
  Interest expense                                         (2,223)       (2,101)       (5,048)       (3,917)
  Other                                                       966         1,550         1,529         2,173
                                                        ---------     ---------     ---------     ---------
                                                           (1,238)         (501)       (3,391)       (1,630)
                                                        ---------     ---------     ---------     ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
    PROVISION FOR (BENEFIT FROM) INCOME TAXES              (7,059)          585       (19,084)        4,129

PROVISION FOR (BENEFIT FROM) INCOME TAXES                    --             227        (4,651)        1,602
                                                        ---------     ---------     ---------     ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS                   (7,059)          358       (14,433)        2,527
                                                        ---------     ---------     ---------     ---------

DISCONTINUED OPERATIONS:
   Income from discontinued operations, adjusted for
     applicable income taxes of $2 for the three
     months ended June 30, 2000, and $211 and $175
     for the six months ended June 30, 2001 and 2000,
     respectively                                            --               3           164           276
   Loss on disposal of subsidiary, adjusted for
     income taxes of $449                                    --            --          (8,698)         --
                                                        ---------     ---------     ---------     ---------
                                                             --               3        (8,534)          276
                                                        ---------     ---------     ---------     ---------
NET (LOSS) INCOME                                       $  (7,059)    $     361     $ (22,967)    $   2,803
                                                        =========     =========     =========     =========


BASIC AND DILUTED (LOSS) INCOME PER SHARE:
   (Loss) income from continuing operations             $   (0.25)    $    0.01     $   (0.50)    $    0.09
   (Loss) income from discontinued operations                --            --           (0.30)         0.01
                                                        ---------     ---------     ---------     ---------
   Net (loss) income                                    $   (0.25)    $    0.01     $   (0.80)    $    0.10
                                                        =========     =========     =========     =========

Weighted Average Common Shares Used In Computing
   Basic Income Per Share                                  28,646        28,645        28,646        28,632
                                                        =========     =========     =========     =========

Weighted Average Common Shares Used In Computing
   Diluted Income Per Share                                28,646        28,661        28,646        28,645
                                                        =========     =========     =========     =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                2001           2000
                                                                                ----           ----
                                                                                    (unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                        $(22,967)    $  2,803
      Adjustments to reconcile net (loss) income to net
        cash provided by (used in) operating activities:
        Loss (income) from discontinued operations                                8,534         (276)
        Depreciation and amortization                                             4,038        3,585
        Bad debt expense                                                          1,380          234
        Deferred income taxes                                                    (4,011)       3,075
        Gain on sales of businesses                                                (976)         --
        Other                                                                       438          211
        Changes in operating assets and liabilities:
          Accounts receivable                                                    25,644       12,323
          Inventories                                                             2,629       (7,063)
          Prepaid taxes                                                          11,627          728
          Prepaid expenses and other current assets                              (1,519)        (954)
          Accounts payable                                                       (6,742)     (18,498)
          Accrued expenses and other current liabilities                         (2,702)     (17,951)
                                                                               --------     --------
          Net cash provided by (used in) continuing operations                   15,373      (21,783)
          Net cash provided by discontinued operations                              953          773
                                                                               --------     --------

             Net cash provided by (used in) operating activities                 16,326      (21,010)
                                                                               --------     --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Net proceeds from sales of businesses                                       4,719         --
      Acquisition of property, plant and equipment                               (2,672)      (3,002)
      Increase in other assets                                                   (2,190)        (666)
                                                                               --------     --------

               Net cash used in investing activities                               (143)      (3,668)
                                                                               --------     --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (repayments) borrowings under revolving credit facility               (20,058)      26,000
      Payments of debt                                                           (1,015)        (441)
                                                                               --------     --------
               Net cash (used in) provided by financing activities              (21,073)      25,559
                                                                               --------     --------

    Net (decrease) increase in cash and cash equivalents                         (4,890)         881
    Cash and cash equivalents at beginning of period                              4,890        3,994
                                                                               --------     --------
    Cash and cash equivalents at end of period                                 $   --       $  4,875
                                                                               ========     ========

    Supplemental disclosures of cash flow information:
      Cash paid during the periods for:
        Interest                                                               $  5,109     $  3,491
                                                                               ========     ========
        Income taxes, net of cash refunds                                      $(11,609)    $ (1,923)
                                                                               ========     ========
    Acquisition of equipment under capital lease obligation                    $   --       $  1,229
                                                                               ========     ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
           -----------------------------------------------------------

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (the "Company") as of June 30, 2001, and the results of its operations and its cash flows for the three months and six months ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. The results of operations for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.  DISPOSITION OF OPERATIONS

    a.  CHANGES INTERNATIONAL, INC.

    On April 18, 2001, the Company sold the operating assets of its Changes International subsidiary to Goldshield Group plc for approximately $4,405. The Company received $3,524 upon closing the transaction and $881 was deposited into an escrow account. The escrowed amount is scheduled to be released 40% on October 17, 2001 and the balance on April 17, 2002. The estimated loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified.

    Net sales and income from discontinued operations are as follows:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                             2001      2000         2001      2000
                                             -----    -------     -------    -------
  Net sales                                  $--      $ 9,921     $ 8,407    $21,413
  Operating income (loss)                     --          (29)        423        393
  Provision for income taxes                  --            2         211        175
  Income from discontinued operations         --            3         164        276
  Income from discontinued operations per
     diluted share                            --           --        0.01       0.01

    The net assets (liabilities) of discontinued operations are comprised of the following:

                                                         JUNE 30, 2001  DECEMBER 31, 2000
                                                         -------------  -----------------
Inventories                                                $    --           $ 2,115
Property, plant and equipment, net                              --               464
Intangible assets                                               --            10,354
Accrued costs                                                 (721)               --
Other                                                           --                --
                                                           -------           -------
Net assets (liabilities) of discontinued operations        $  (721)          $12,933
                                                           =======           =======

         At June 30, 2001, the net liabilities of discontinued operations of $721 have been included in accrued expenses and other current liabilities in the accompanying consolidated Balance Sheet.




     b.   PR NUTRITION, INC.

     On April 18, 2001, the Company sold the operating assets of PR Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction and $119 was deposited into an escrow account. The escrowed amount is scheduled to be released 40% on October 17, 2001 and the balance on April 17, 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale of these assets which has been included in other income in the accompanying Consolidated Statement of Operations.

     c.   ADVANCED RESEARCH PRESS, INC.

     On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive VP of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. Steve Blechman will remain a member of the Board of Directors. The Company recorded a pre-tax gain of approximately $679 in connection with the sale, which has been included in other income in the accompanying Consolidated Statement of Operations.


3.   CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

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

                                                     JUNE 30, 2001   DECEMBER 31, 2000
                                                     -------------   -----------------
CONDENSED BALANCE SHEETS
------------------------
ASSETS
Investment in subsidiaries                             $  89,061       $ 111,987
                                                       =========       =========

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares
  authorized; none issued                                     --              --
Common stock, $1.00 par value; 75,000,000 shares
  authorized; 32,760,155 issued and 28,659,255
  outstanding as of June 30, 2001 and 32,748,867
  issued and 28,647,967 outstanding as of
  December 31, 2000                                       32,760          32,749
Additional paid-in capital                               289,720         289,690
Accumulated deficit                                     (196,625)       (173,658)
                                                       ---------       ---------
                                                         125,855         148,781
Treasury stock at cost; 4,100,900 shares                 (36,794)        (36,794)
                                                       ---------       ---------
Total                                                  $  89,061       $ 111,987
                                                       =========       =========

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                            -----------------------------------------------------
                                               2001         2000            2001          2000
                                               ----         ----            ----          ----
CONDENSED STATEMENTS OF OPERATIONS
  Equity interest in net (loss) income
    of subsidiaries                         $ (7,007)      $    393       $(22,883)      $  2,866
  Operating expenses                              52             52            104            104
  Interest income                                 --             --             --              1
                                            --------       --------       --------       --------
  (Loss) income before income taxes           (7,059)           341        (22,987)         2,763
  Benefit from income taxes                       --            (20)           (20)           (40)
                                            --------       --------       --------       --------
  Net (loss) income                         $ (7,059)      $    361       $(22,967)      $  2,803
                                            ========       ========       ========       ========

                                                       SIX MONTHS ENDED JUNE 30,
                                                       ------------------------
                                                         2001            2000
                                                         ----            ----
CONDENSED STATEMENTS OF CASH FLOWS
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                 $(22,967)      $  2,803
     Equity investments in subsidiaries                  22,967         (3,143)
     Changes in operating assets and liabilities-
        Prepaid expenses and other current assets            --              2
                                                       --------       --------

  Net decrease in cash and cash equivalents                  --           (338)
  Cash and cash equivalents at beginning of period           --            338
                                                       --------       --------
  Cash and cash equivalents at end of period           $      -       $      -
                                                       ========       ========

Twin Laboratories Inc. ("Twin") is a direct wholly-owned subsidiary of Twinlab. Changes International, Inc. ("Changes International"), Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC Inc., Twin Laboratories (U.K.) Ltd. ("Twin U.K."), Changes International (U.K.) Ltd. ("Changes U.K."), Changes A Twinlab Company, S.de R.L. ("Changes Mexico") and PR*Nutrition, Inc. ("PR*Nutrition"), are indirect wholly-owned subsidiaries of Twinlab. Twinlab, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC Inc., Twin U.K., Changes U.K., Changes Mexico and PR*Nutrition have provided joint and several full and unconditional senior subordinated guarantees of the Notes.

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

However, summarized unaudited financial information as of June 30, 2001 and December 31, 2000 and for the three months and six months ended June 30, 2001 and 2000, for the active operating subsidiaries identified above, is as follows:

                                              BRONSON            HEALTH FACTORS
                                TWIN      LABORATORIES, INC.     INTERNATIONAL
--------------------------------------------------------------------------------
AS OF JUNE 30, 2001
Current assets               $ 118,238       $  14,992           $   9,913
Noncurrent assets              111,152          36,393               5,363
Current liabilities             58,907           6,049               2,725
Noncurrent liabilities          47,800              --                  --
Shareholder's equity           122,683          45,336              12,551

AS OF DECEMBER 31, 2000
Current assets               $ 174,990       $  12,114           $   7,581
Noncurrent assets              106,811          37,578               5,255
Current liabilities             40,289           4,172                 921
Noncurrent liabilities          95,899              --                  --
Shareholder's equity           145,613          45,520              11,915

THREE MONTHS ENDED
JUNE 30, 2001
Net sales                    $  49,581       $   2,714           $   4,528
Gross profit                    15,941           1,603                 968
Net (loss) income               (7,007)           (112)                721

THREE MONTHS ENDED
JUNE 30, 2000
Net sales                    $  50,180       $   3,211           $   3,609
Gross profit                    21,089           1,944                 472
Net income                         393              16                 104

SIX MONTHS ENDED
JUNE 30, 2001
Net sales                    $ 102,739       $   5,755           $   7,426
Gross profit                    36,388           3,381               1,112
Net (loss) income              (22,883)           (184)                636

SIX MONTHS ENDED
JUNE 30, 2000
Net sales                    $ 117,151       $   6,916           $   6,986
Gross profit                    51,381           4,329                 808
Net income                       2,866             264                 128

4.   INVENTORIES

     Inventories consist of the following:

                              JUNE 30, 2001     DECEMBER 31,2000
                              -------------     ----------------
           Raw Materials         $13,519          $13,217
           Work in Process        12,208           10,992
           Finished Goods         21,317           25,732
                                 -------          -------
                      Total      $47,044          $49,941
                                 =======          =======

      Reserves for excess and obsolete inventory totaled $15,887 and $16,403 as of June 30, 2001 and December 31, 2000, respectively, and have been included as a component of the above amounts.

5.   NEW REVOLVING CREDIT FACILITY

     On April 2, 2001, the Company replaced its old revolving credit facility and entered into a new revolving line of credit inclusive of a term loan (the "New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60,000 through April 2, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (6.75% at July 31, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15,000 in respect of the New Revolving Credit Facility, which guaranty is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain levels of earnings from operations as measured before interest expense, income taxes, and depreciation and amortization expense ("EBITDA"), places restrictions on capital expenditures and prohibits the payment of dividends.

     The implementation of the new ERP system negatively impacted the Company's ability to manufacture inventory and fulfill customer orders during May 2001 and June 2001, and primarily caused the Company to not be in compliance with the covenant to maintain minimum EBITDA levels at May 31, 2001 and June 30, 2001. This non-compliance has not impacted the Company's ability to fund its operations.

     The lenders and the Company are engaged in negotiations to amend the New Revolving Credit Facility to reflect mutually acceptable EBITDA covenants. The lenders have waived the applicability of the EBITDA covenants for the periods ended May 31, 2001 and June 30, 2001 until September 15, 2001. The Company believes that the amendment will be completed before September 15, 2001. However, until the amendment is finalized, borrowings outstanding under the New Revolving Credit Facility, totaling $26,942 as of June 30, 2001, have been reclassified to a current liability.

     Borrowings outstanding under the New Revolving Credit Facility as of July 31, 2001, were approximately $26,491.

6.   INCOME TAXES

      The Company did not record a benefit from income taxes for losses incurred during the quarter ended June 30, 2001 as it is more likely than not that such benefit will not be realized.

7.   LEGAL PROCEEDINGS

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

     The Company has been named as a defendant in several pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages, as well as proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. The Company believes that any compensatory damages awarded in such lawsuits would not, after taking into consideration the Company's insurance coverage, have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities. One or more punitive damages awards, which are generally not insurable, could have a material adverse effect on the financial condition of the Company. It is premature for the Company to estimate a range of potential losses in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

     A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. The Company believes that the claims are without merit and intends to vigorously defend against the actions; however, it is premature for the Company to predict the outcome of this action or to estimate a range of potential losses. Accordingly, the effect, if any, such actions may have on the Company's financial position or results of operations cannot be determined at this time.

     The Company and certain members of the Company's Board of Directors were named as defendants in a stockholder's derivative action (the "Derivative Action") brought in the United States District Court for the Eastern District of New York and served upon the Company in July of 2001. The Derivative Action alleges that the members of the Board of Directors breached certain fiduciary duties owed to the Company and repeats many of the factual allegations set forth in the securities class action lawsuits discussed above. The Company believes the Derivative Action is without merit and intends to vigorously defend against the action, however, it is premature for the Company to predict the outcome of this action or to estimate a range of potential losses.

     The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

     Included in other income for the three months and six months ended June 30, 2001 and 2000 is $0 and $1,512, and $475 and $2,112, respectively, of proceeds from litigation settlements.

8.   NET (LOSS) INCOME PER SHARE

     Basic net (loss) income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net (loss) income per common share was calculated based upon the weighted average number of common shares outstanding and includes potential common shares for dilutive options outstanding during the respective periods.

     The weighted average common shares outstanding for the computation of basic net (loss) income per common share were 28,646,000 and 28,645,000 for the three months ended June 30, 2001 and 2000, respectively, and 28,646,000 and 28,632,000 for the six months ended June 30, 2001 and 2000, respectively. Additionally, for the diluted calculation, 16,000 and 13,000 of potential common shares were included for the three months and six months ended June 30, 2000. Potentially dilutive shares totaling approximately 1,881,000 and 1,163,000 for the three months ended March 31, 2001 and 2000, respectively, and 2,376,000 and 2,044,000 for the three months ended June 30, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share because they were antidilutive.

9.   OPERATING SEGMENTS

     During the quarter ended March 31, 2001, the Company realigned its internal reporting structure to focus on its two primary distribution channels. Accordingly, the Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. The Company manufactures and markets nutritional products, including a complete line of vitamins, herbs, nutraceuticals, antioxidants, fish and marine oils, sports nutrition supplements, phytonutrients, and teas to health and natural food stores and mass market merchandisers through its retail segment and vitamins, herbs, nutritional supplements and health and beauty aids, including third-party manufacturing, through its direct-to-consumer segment. The segment information for the three months and six months ended June 30, 2000 has been reclassified to conform with the June 30, 2001 presentation.

     Segment information for the three months and six months ended June 30, 2001 and 2000 was as follows:

                                                                 DIRECT-TO-                     INTERCOMPANY
                                                   RETAIL         CONSUMER          OTHER(1)     ELIMINATION        TOTAL
---------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 2001
  Net sales from external customers              $  42,341       $   6,431       $     809       $      --       $  49,581
  Intersegment net sales                                --              --              34             (34)             --
  (Loss) income from operations                     (6,192)            245             126              --          (5,821)
  Total assets                                     181,130          61,207          12,041         (58,610)        195,768


THREE MONTHS ENDED
JUNE 30, 2000
  Net sales from external customers              $  42,960       $   5,348       $   1,872       $      --       $  50,180
  Intersegment net sales                                --              --             198            (198)             --
  Income (loss) from operations                      1,099             193            (206)             --           1,086
  Total assets (2)                                 242,205          59,143           9,964         (46,828)        264,484

SIX MONTHS ENDED
JUNE 30, 2001
  Net sales from external customers              $  88,695       $  11,360       $   2,684       $      --       $ 102,739
  Intersegment net sales                                --              --             114            (114)             --
  Income (loss) from operations                    (15,992)           (150)            449              --         (15,693)


SIX MONTHS ENDED
JUNE 30, 2000
  Net sales from external customers              $ 102,004       $  11,381       $   3,766       $      --       $ 117,151
  Intersegment net sales                                --              --             292            (292)             --
  Income (loss) from operations                      5,514             638            (393)             --           5,759


     [1]The "other" column includes corporate-related items and the results of two operating segments, PR*Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company marketed nutritionally enhanced food bars and other nutritional products through PR*Nutrition and published a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

     [2]Total assets exclude the net assets from discontinued operations of approximately $15,265 as of June 30, 2000.

10.  RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report. During the quarter ended March 31, 2001, the Company realigned its internal reporting structure to focus on its two primary distribution channels. Accordingly, the Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products, and special formulas primarily under the TWINLAB brand name; a full line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand; and a full line of herb teas marketed under the Alvita brand. The direct-to-consumer segment markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog, vitamins and nutritional supplements through an alliance with Readers Digest Association and also manufactures through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. The Company also marketed nutritionally enhanced food bars under the PR*Bar trademark through its PR*Nutrition division and conducted its publishing activities through ARP. On April 18, 2001, the Company sold the operating assets of its Changes International and PR Nutrition subsidiaries and on June 1, 2001, the Company sold ARP. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified.

                                      THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------     ------------------------------------------------
                                         (DOLLARS IN MILLIONS)                            (DOLLARS IN MILLIONS)

                                     2001                     2000                     2001                       2000
                                     ----                     ----                     ----                       ----
Net Sales:
  Retail segment             $  42.4        85.4%     $  43.0       85.6%    $   88.7          86.3%     $  102.0        87.1%
  Direct-to-consumer
    segment                      6.4        12.9          5.3       10.7         11.3          11.0          11.4         9.7
  PR*Nutrition division          0.1         0.3          1.0        1.9          0.9           0.9           2.0         1.7
  Publishing division            0.7         1.4          0.9        1.8          1.8           1.8           1.8         1.5
                             -------       -----      -------      -----     --------        ------      --------       -----

        Total Net Sales         49.6       100.0         50.2      100.0        102.7         100.0         117.2       100.0
                             -------       -----      -------      -----     --------        ------      --------       -----
Gross Profit                    15.9        32.2         21.1       42.0         36.4          35.4          51.4        43.8
Operating Expenses              21.7        43.9         20.0       39.8         52.1          50.7          45.6        38.9
                             -------       -----      -------      -----     --------        ------      --------       -----
(Loss) Income from
Operations                   $  (5.8)      (11.7)%    $   1.1        2.2%     $ (15.7)        (15.3)%    $    5.8         4.9%
                             =======       =====      =======      =====     ========        ======      ========       =====


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES: Net sales for the three months ended June 30, 2001 were $49.6 million, a decrease of $0.6 million, or 1.2%, as compared to net sales of $50.2 million for the three months ended June 30, 2000. Net sales from the retail segment contributed $42.4 million, a decrease of $0.6 million, or 1.4% as compared to $43.0 million for the three months ended June 30, 2000. The decrease in net sales was attributable to a decrease in sales to the Health and Natural Food Store Channel partially offset by an increase in sales to the Mass Market Channel. Net sales to the retail segment were negatively impacted by shipping and distribution inefficiencies resulting from the implementation of the new
ERP system. The direct-to-consumer segment contributed $6.4 million to net sales for the three months ended June 30, 2001 as compared to $5.3 million for the three months ended June 30, 2000. The increase in direct-to-consumer net sales was primarily attributable to an increase in third-party contract manufacturing offset in part by a decrease in Bronson's catalog sales. The PR*Nutrition division, which was sold on April 18, 2001, contributed $0.1 million to net sales for the three months ended June 30, 2001, as compared to $1.0 million for the three months ended June 30, 2000. The publishing division, which was sold on June 1, 2001, contributed $0.7 million as compared to $0.9 million for the three months ended June 30, 2000.

GROSS PROFIT: Gross profit for the three months ended June 30, 2001 was $15.9 million, which represented a decrease of $5.2 million, or 24.4%, as compared to $21.1 million for the three months ended June 30, 2000. Gross profit margin was 32.2% for the three months ended June 30, 2001 as compared to 42.0% for the three months ended June 30, 2000. The overall decrease in gross profit dollars and in the gross profit margin was attributable primarily to manufacturing inefficiencies experienced during the implementation of the new ERP system as well as higher unit manufacturing overhead as a result of costs decreasing at a rate lower than sales.

OPERATING EXPENSES: Operating expenses were $21.7 million for the three months ended June 30, 2001, representing an increase of $1.7 million, or 8.8%, as compared to $20.0 million for the three months ended June 30, 2000. As a percent of net sales, operating expenses increased from 39.8% for the three months ended June 30, 2000 to 43.9% for the three months ended June 30, 2001. The increase in operating expenses was primarily attributable to costs incurred in connection with the implementation of the new ERP system.

(LOSS) INCOME FROM OPERATIONS: The Company recorded a loss from operations of $(5.8) million for the three months ended June 30, 2001, as compared to income from operations of $1.1 million for the three months ended June 30, 2000. The
(loss) income from operations margin was (11.7)% of net sales for the three months ended June 30, 2001, as compared to 2.2% of net sales for the three months ended June 30, 2000.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $1.2 million for the three months ended June 30, 2001, as compared to $0.5 million for the three months ended June 30, 2000.

INCOME TAXES: The Company did not record a benefit from income taxes for losses incurred during the quarter ended June 30, 2001 as it is more likely than not that such benefit will not be realized.

SALES OF BUSINESSES: On April 18, 2001, the Company sold the operating assets of its Changes International subsidiary to Goldshield Group plc for approximately $4,405. The Company received $3,524 upon closing the transaction and $881 was deposited into an escrow account. The escrowed amount is scheduled to be released 40% on October 17, 2001 and the balance on April 17, 2002. The estimated loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. Net sales for Changes International were $9.9 million for the three months ended June 30, 2000 and the loss from operations was $29,000.

On April 18, 2001, the Company sold the operating assets of PR Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction and $119 was deposited into an escrow account. The escrowed amount is scheduled to be released 40% on October 17, 2001 and the balance on April 17, 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale which was included in other income.

On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive VP of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. Steve Blechman will remain a member of the Board of Directors. The Company recorded a pre-tax gain of approximately $679 in connection with the sale, which has been included in other income.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES: Net sales for the six months ended June 30, 2001 were $102.7 million, a decrease of $14.5 million, or 14.0%, as compared to net sales of $117.2 million for the six months ended June 30, 2000. Net sales from the retail segment contributed $88.7 million, a decrease of $13.3 million, or 13.0% as compared to $102.0 million for the six months ended June 30, 2000. The decrease in net sales was attributable to a decrease in sales to the Health and Natural Food Store Channel partially offset by an increase to the Mass Market Channel. Net sales to the retail segment were negatively impacted by shipping and distribution inefficiencies resulting from the implementation of the new ERP system. The direct-to-consumer segment contributed $11.3 million to net sales for the six months ended June 30, 2001 as compared to $11.4 million for the six months ended June 30, 2000. The decrease in direct-to-consumer net sales was attributable to a decrease in Bronson's catalog sales offset in part by an increase in third-party contract manufacturing. The PR*Nutrition division, which was sold on April 18, 2001, contributed $0.9 million to net sales for the six months ended June 30, 2001, as compared to $2.0 million for the six months ended June 30, 2000. The publishing division, which was sold on June 1, 2001, contributed $1.8 million to net sales for the six months ended June 30, 2001 and 2000.

GROSS PROFIT: Gross profit for the six months ended June 30, 2001 was $36.4 million, which represented a decrease of $15.0 million, or 29.2%, as compared to $51.4 million for the six months ended June 30, 2000. Gross profit margin was 35.4% for the six months ended June 30, 2001 as compared to 43.8% for the six months ended June 30, 2000. The overall decrease in gross profit dollars and in the gross profit margin was attributable primarily to the Company's lower sales volume, manufacturing inefficiencies experienced during the implementation of the new ERP system and higher unit manufacturing overhead as a result of costs decreasing at a rate lower than sales.

OPERATING EXPENSES: Operating expenses were $52.1 million for the six months ended June 30, 2001, representing an increase of $6.5 million, or 14.2%, as compared to $45.6 million for the six months ended June 30, 2000. As a percent of net sales, operating expenses increased from 38.9% for the six months ended June 30, 2000 to 50.7% for the six months ended June 30, 2001. The increase in operating expenses was primarily attributable to an increase in the Company's advertising expenses and costs incurred in connection with the implementation of the new ERP system. In addition, the Company increased its bad debt reserve by approximately $1.1 million, in connection with sales recorded in January 2001, relating to a customer in the retail segment that subsequently declared bankruptcy.

(LOSS) INCOME FROM OPERATIONS: The Company recorded a loss from operations of $(15.7) million for the six months ended June 30, 2001, as compared to income from operations of $5.8 million for the six months ended June 30, 2000. The
(loss) income from operations margin was (15.3)% of net sales for the six months ended June 30, 2001, as compared to 4.9% of net sales for the six months ended June 30, 2000.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $3.4 million for the six months ended June 30, 2001, as compared to $1.6 million for the six months ended June 30, 2000. The net increase of $1.8 million was primarily attributable to an increase in interest expense of $1.0 million as a result of increased debt levels and higher interest rates as well as a reduction in other income of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended June 30, 2001, cash provided by operating activities was $16.3 million as compared to cash used in operating activities of $21.0 million for the six months ended June 30, 2000. The increase in cash provided by operating activities was primarily attributable to (i) a reduction in accounts receivable due to improved collection efforts (ii) collection of income tax refunds (iii) the timing of accounts payable and accrued expenses required to be paid and (iv) a reduction in inventory levels all of which were partially offset by an increase in the net loss.

Capital expenditures were $2.7 million and $3.0 million for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures in 2001 were primarily for the purchase of computer hardware and software and related implementation costs for the Company's ERP system. Capital expenditures are expected to be approximately $3.0 million to $4.0 million during fiscal 2001 which will be used primarily for the purchase of manufacturing equipment. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

Net cash used in financing activities was $21.1 million for the six months ended June 30, 2001 and represented the repayment of outstanding debt.

On April 2, 2001, the Company replaced its old revolving credit facility and entered into the New Revolving Credit Facility with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60,000 through April 2, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (6.75% at July 31, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15,000, in respect of the New Revolving Credit Facility, which guaranty is subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain levels of earnings from operations as measured before interest expense, income taxes, and depreciation and amortization expense ("EBITDA"), places restrictions on capital expenditures and prohibits the payment of dividends.

The implementation of the new ERP system negatively impacted the Company's ability to manufacture inventory and fulfill customer orders during May 2001 and June 2001, and primarily caused the Company to not be in compliance with the covenant to maintain minimum EBITDA levels at May 31, 2001 and June 30, 2001. This non-compliance has not impacted the Company's ability to fund its operations.

The lenders and the Company are engaged in negotiations to amend the New Revolving Credit Facility to reflect mutually acceptable EBITDA covenants. The lenders have waived the applicability of the EBITDA covenants for the periods ended May 31, 2001 and June 30, 2001 until September 15, 2001. The Company believes that the amendment will be completed before September 15, 2001. However, until the amendment is finalized, borrowings outstanding under the New Revolving Credit Facility, totaling $26,942 as of June 30, 2001, have been reclassified to a current liability.

Borrowings outstanding under the New Revolving Credit Facility as of July 31, 2001, were approximately $26,491.

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

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS
------------------------------------------------------

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

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

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
-------------------------

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

The Company has been named as a defendant in several pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages, as well as proceedings seeking class action certification for alleged deceptive advertising claims related to its Ma Huang products. The Company intends to vigorously defend these lawsuits. The Company believes that any compensatory damages awarded in such lawsuits would not, after taking into consideration the Company's insurance coverage, have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities. One or more punitive damages awards, which are generally not insurable, could have a material adverse effect on the financial condition of the Company. It is premature for the Company to estimate a range of potential losses in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. The Company believes that the claims are without merit and intends to vigorously defend against the actions; however, it is premature for the Company to predict the outcome of this action or to estimate a range of potential losses. Accordingly, the effect, if any, such actions may have on the Company's financial position or results of operations cannot be determined at this time.

The Company and certain members of the Company's Board of Directors were named as defendants in a stockholder's derivative action (the "Derivative Action") brought in the United States District Court for the Eastern District of New York and served upon the Company in July of 2001. The Derivative Action alleges that the members of the Board of Directors breached certain fiduciary duties owed to the Company and repeats many of the factual allegations set forth in the securities class action lawsuits discussed above. The Company believes the Derivative Action is without merit and intends to vigorously defend against the action; however, it is premature for the Company to predict the outcome of this action or to estimate a range of potential losses.

The Company is also engaged in various other litigation in the ordinary course of business. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a) The Annual Meeting of Stockholders of the Company was held on May 22, 2001, at which meeting the stockholders voted to elect nine directors of the Company and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

     The results of the matters voted on the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:


         NOMINEE                 FOR                 AGAINST              WITHHELD              NON-VOTING
      ----------------------------------------------------------------------------------------------------
      Brian Blechman          24,386,108                0                1,388,979               3,154,481
      Dean Blechman           25,549,596                0                  225,491               3,154,481
      Neil Blechman           25,548,696                0                  226,391               3,154,481
      Ross Blechman           24,386,108                0                1,388,979               3,154,481
      Steve Blechman          25,550,196                0                  224,891               3,154,481
      Stephen Welling         25,579,253                0                  195,834               3,154,481
      John G. Danhakl         25,602,153                0                  172,934               3,154,481
      Jonathan D. Sokoloff    25,602,153                0                  172,934               3,154,481
      William U. Westerfield  25,602,326                0                  172,761               3,154,481

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                       FOR         AGAINST         ABSTAIN      NON-VOTING
      ----------------------------------------------------------------------------------------------------
      Ratification of Deloitte & Touche LLP as     25,652,176      115,386          7,525       3,154,481
       the Company's independent auditors



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

  (b) Reports on Form 8-K:
      -------------------

     There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

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




                                       TWINLAB CORPORATION



                                        By:  /s/ Ross Blechman
                                           -------------------------------------
                                           Ross Blechman
                                           Chairman, President and Chief
                                           Executive Officer




                                        By:  /s/ John H. Bolt
                                           -------------------------------------
                                           John H. Bolt
                                           Chief Financial Officer



DATED:  August 14, 2001
     ------------------