Form 10-Q
period 2001-09-30
TWINLAB CORP
filed 2001-11-14
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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


                                             YES   X         NO


At October 31, 2001, the registrant had 28,940,856 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                ------------------   -----------------
                                                   (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                          $      --           $  4,890
  Accounts receivable, net of allowance for
  bad debts of $5,971 at September 30, 2001
  and $4,879 at December  31, 2000                      33,967             51,053
  Inventories                                           45,597             49,941
  Deferred tax assets                                    9,373              9,214
  Prepaid taxes                                             --             11,692
  Prepaid expenses and other current assets              3,795              1,640
  Net assets of discontinued operations                     --             12,933
                                                     ---------          ---------
         Total current assets                           92,732            141,363

Property, plant and equipment, net                      49,323             50,310

Deferred tax assets                                     18,080             14,228

Other assets                                            42,090             42,274
                                                     ---------          ---------
TOTAL                                                 $202,225           $248,175
                                                     =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                  $  35,125          $   2,072
  Accounts payable                                      22,701             27,496
  Accrued expenses and other current liabilities         9,870             10,721
                                                     ---------          ---------
         Total current liabilities                      67,696             40,289
Long-term debt, less current portion                    47,234             95,899
                                                     ---------          ---------
         Total liabilities                             114,930            136,188
                                                     ---------          ---------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000
    shares authorized; none issued                          --                 --
  Common stock, $1.00 par value; 75,000,000
    shares authorized; 32,760,155 issued and
    28,659,255 outstanding as of September 30,
    2001 and 32,748,867 issued and 28,647,967
    outstanding as of December 31, 2000                 32,760             32,749
  Additional paid-in capital                           289,730            289,690
  Accumulated deficit                                 (198,401)          (173,658)
                                                     ---------          ---------
                                                       124,089            148,781
  Treasury stock at cost; 4,100,900 shares             (36,794)           (36,794)
                                                     ---------          ---------
             Total shareholders' equity                 87,295            111,987
                                                     ---------          ---------
TOTAL                                                $ 202,225          $ 248,175
                                                     =========          =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                       -----------------------             ----------------------
                                                       2001            2000                  2001           2000
                                                        ------        ------                ------         ------
                                                             (unaudited)                          (unaudited)
                                                                      (As restated,                       (As restated,
                                                                      see Note  11)                       see Note 11)

NET SALES                                              $54,048       $67,537              $156,787       $184,688
COST OF SALES                                           35,181        60,167               101,532        125,937
                                                        ------        ------                ------         ------
GROSS PROFIT                                            18,867         7,370                55,255         58,751
OPERATING EXPENSES                                      18,515        24,659                69,623         70,281
                                                        ------        ------                ------         ------
INCOME (LOSS) FROM OPERATIONS
                                                           352       (17,289)              (14,368)       (11,530)
                                                        ------        ------                ------         ------
OTHER (EXPENSE) INCOME:
  Interest income                                           --           118                   128            232
  Interest expense                                      (2,150)       (2,055)               (7,198)        (5,972)
  Other                                                     22          (190)                  578          1,983
                                                        ------        ------                ------         ------
                                                        (2,128)       (2,127)               (6,492)        (3,757)
                                                        ------        ------                ------         ------
LOSS FROM CONTINUING OPERATIONS BEFORE
    BENEFIT FROM INCOME TAXES                           (1,776)      (19,416)              (20,860)       (15,287)
BENEFIT FROM INCOME TAXES                                   --        (7,523)               (4,651)        (5,921)
                                                        ------        ------                ------         ------
LOSS FROM CONTINUING OPERATIONS                         (1,776)      (11,893)              (16,209)        (9,366)
                                                        ------        ------                ------         ------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations,
   adjusted for applicable income taxes of $(250)
   for the three months ended September 30, 2000,
   and $211 and $(75) for the nine months ended
   September 30, 2001 and 2000, respectively                --          (422)                  164           (146)
  Loss on disposal of subsidiary, adjusted for
   income taxes of $449                                     --            --                (8,698)            --
                                                        ------        ------                ------         ------
                                                            --          (422)               (8,534)          (146)
                                                        ------        ------                ------         ------
NET LOSS                                               $(1,776)     $(12,315)             $(24,743)       $(9,512)
                                                        ======        ======                ======         ======
BASIC AND DILUTED LOSS PER SHARE:
   Loss from continuing operations                     $ (0.06)     $  (0.42)             $  (0.56)       $ (0.33)
   Loss from discontinued operations                        --         (0.01)                (0.30)            --
                                                        ------        ------                ------         ------
   Net loss                                            $ (0.06)     $  (0.43)             $  (0.86)       $ (0.33)
                                                        ======        ======                ======         ======
Weighted Average Common Shares Used In Computing
   Basic Loss Per Share                                 28,646        28,645                28,646         28,636
                                                        ======        ======                ======         ======
Weighted Average Common Shares Used In Computing
   Diluted Loss Per Share                               28,646        28,645                28,646         28,636
                                                        ======        ======                ======         ======

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)



                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                         2001            2000
                                                    --------------   --------------
                                                             (unaudited)
                                                                     (As restated,
                                                                      see Note 11)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(24,743)       $ (9,512)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Loss from discontinued operations                    8,534             146
     Depreciation and amortization                        6,301           5,528
     Bad debt expense                                     1,665           1,769
     Deferred income taxes                               (4,011)            139
     Gain on sales of businesses                           (971)             --
     Other                                                  448             682
     Changes in operating assets and liabilities:
     Accounts receivable                                 15,421          (2,795)
     Inventories                                          4,344          10,070
     Prepaid taxes                                       11,692          (3,391)
     Prepaid expenses and other current assets           (1,157)         (1,124)
     Accounts payable                                    (4,795)         (3,301)
     Accrued expenses and other current liabilities      (1,991)        (14,731)
                                                       --------        --------
     Net cash provided by (used in) continuing
     operations                                          10,737         (16,520)
     Net cash provided by discontinued operations         1,168           1,034
                                                       --------        --------
           Net cash provided by (used in) operating
           activities                                    11,905         (15,486)
                                                       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of businesses                   4,714              --
  Acquisition of property, plant and equipment           (3,119)         (4,751)
  Increase in other assets                               (2,778)           (302)
                                                       --------        --------
         Net cash used in investing activities           (1,183)         (5,053)
                                                       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under revolving credit
  facilities                                            (14,074)         21,000
  Payments of debt                                       (1,538)           (838)
                                                       --------        --------
         Net cash (used in) provided by financing
         activities                                     (15,612)         20,162
                                                       --------        --------
Net decrease in cash and cash equivalents                (4,890)           (377)
Cash and cash equivalents at beginning of period          4,890           3,994
                                                       --------        --------
Cash and cash equivalents at end of period             $     --        $  3,617
                                                       ========        ========
Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
   Interest                                            $  5,954        $  4,547
                                                       ========        ========
   Income taxes, net of cash refunds                   $(11,721)       $ (1,902)
                                                       ========        ========
Acquisition of equipment under capital lease
obligation                                             $     --        $  2,369
                                                       ========        ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (collectively the "Company") as of September 30, 2001, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. The results of operations for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior quarter balances have been reclassified in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2001.

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

2.    DISPOSITION OF OPERATIONS

     a.  CHANGES INTERNATIONAL, INC.

     On April 18, 2001, the Company sold the operating assets of its Changes International, Inc. ("Changes International") subsidiary to Goldshield Group plc for approximately $4,405. The Company received $3,524 upon closing the transaction and $881 was deposited into an escrow account. The Company received $352 of the escrowed amount in October 2001 and the balance is scheduled to be released on April 17, 2002. The loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified.

     Net sales and income (loss) from discontinued operations are as follows:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                       2001      2000         2001       2000
                                      -----    ------       ------     ------
Net sales                             $ --     $8,879       $8,407     $30,292
Operating income (loss)                 --       (605)         423        (212)
Provision for (benefit from) income
 taxes                                  --       (250)         211         (75)
Income (loss) from discontinued
 operations                             --       (422)         164        (146)
Income (loss) from discontinued
 operations per diluted share           --      (0.01)        0.01          --


     The net assets (liabilities) of discontinued operations are comprised of the following:

                                    SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                    ------------------     -----------------
Inventories                            $    --                  $ 2,115
Property, plant and equipment, net          --                      464
Intangible assets                           --                   10,354
Accrued costs                             (825)                      --
                                       -------                  -------
Net assets (liabilities) of
 discontinued operations               $  (825)                 $12,933
                                       =======                  =======


     At September 30, 2001, the net liabilities of discontinued operations of $825 have been included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

     b.  PR NUTRITION, INC.

     On April 18, 2001, the Company sold the operating assets of PR Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction and $119 was deposited into an escrow account. The Company received $48 of the escrowed amount in October 2001 and the balance is scheduled to be released on April 17, 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale of these assets, which has been included in operating expenses in the accompanying Consolidated Statement of Operations.

c.   ADVANCED RESEARCH PRESS, INC.

     On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive VP of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. Steve Blechman has remained a member of the Board of Directors. The Company recorded a pre-tax gain of approximately $674 in connection with the sale, which has been included in operating expenses in the accompanying Consolidated Statement of Operations.


  3. CONDENSED AND SUMMARIZED FINANCIAL INFORMATION

     The Company's New Revolving Credit Facility and restrictive covenants contained in the indenture governing the 10-1/4% senior subordinated notes (the "Notes") restrict the payment of dividends and the making of loans, advances or other distributions to Twinlab by its subsidiaries, except in certain limited circumstances. The condensed financial information of Twinlab, on a stand-alone basis (information for the three months and nine months ended September 30, 2000 has been restated for the matter discussed in Note 11), is as follows:


                                            SEPTEMBER 30, 2001     DECEMBER 31, 2000
CONDENSED BALANCE SHEETS                    ------------------     -----------------
ASSETS
Investment in subsidiaries                   $  87,295                 $ 111,987
                                             =========                 =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value;
  2,000,000 shares authorized;
  none issued                                       --                        --
Common stock, $1.00 par value;
  75,000,000 shares authorized;
  32,760,155 issued and 28,659,255
  outstanding as of September 30, 2001
  and 32,748,867 issued and 28,647,967
  outstanding as of December 31, 2000           32,760                    32,749
Additional paid-in capital                     289,730                   289,690
Accumulated deficit                           (198,401)                 (173,658)
                                              --------                  --------
                                               124,089                   148,781
Treasury stock at cost; 4,100,900 shares       (36,794)                  (36,794)
                                              --------                  --------
Total                                        $  87,295                 $ 111,987
                                             =========                 =========


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  2001          2000          2001           2000
                                                --------      --------      --------      --------
CONDENSED STATEMENTS OF OPERATIONS
 Equity interest in net loss of subsidiaries    $ (1,725)     $(12,284)     $(24,608)     $ (9,418)
 Operating expenses                                   51            51           155           155
 Interest income                                      --            --            --             1
                                                --------      --------      --------      --------
 Loss before income taxes                         (1,776)     $(12,335)      (24,763)       (9,572)
 Benefit from income taxes                            --           (20)          (20)          (60)
                                                --------      --------      --------      --------
 Net loss                                       $ (1,776)     $(12,315)     $(24,743)     $ (9,512)
                                                ========      ========      ========      ========


                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  2001                      2000
                                                  -------------------------------
CONDENSED STATEMENTS OF CASH FLOWS
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $(24,743)             $ (9,512)
    Equity investments in subsidiaries              24,743                 9,172
    Changes in operating assets and
    liabilities-
        Prepaid expenses and other current
        assets                                          --                     2
                                                  --------              --------
  Net decrease in cash and cash
    equivalents                                         --                  (338)
  Cash and cash equivalents at beginning
    of period                                           --                   338
                                                  --------              --------
  Cash and cash equivalents at end of
    period                                        $     --              $     --
                                                  ========              ========

     Twin Laboratories Inc. ("Twin") is a direct wholly-owned subsidiary of
     Twinlab.   Changes International, Inc. ("Changes International"),
     Bronson Laboratories, Inc., Health Factors International, Inc. ("Health Factors"), Twinlab FSC Inc., Twin Laboratories (U.K.) Ltd. ("Twin U.K."), Changes International (U.K.) Ltd. ("Changes U.K."), Changes A Twinlab Company, S.de R.L. ("Changes Mexico") and PR*Nutrition, Inc. ("PR*Nutrition"), are indirect wholly-owned subsidiaries of Twinlab. Twinlab, Changes International, Bronson Laboratories, Inc., Health Factors, Twinlab FSC Inc., Twin U.K., Changes U.K., Changes Mexico and PR*Nutrition have provided joint and several, full and unconditional senior subordinated guarantees of the Notes.

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

     However, summarized unaudited financial information as of September 30, 2001 and December 31, 2000 and for the three months and nine months ended September 30, 2001 and 2000 (information relating to Twin for the three months and nine months ended September 30, 2000 has been restated for the matter discussed in Note 11), for the active operating subsidiaries identified above, is as follows:


                                                BRONSON          HEALTH FACTORS
                                 TWIN      LABORATORIES, INC.    INTERNATIONAL
--------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2001
Current assets               $ 126,395          $  16,668          $  10,184
Noncurrent assets              109,493             35,789              5,271
Current liabilities             67,695              7,155              1,793
Noncurrent liabilities          47,234                 --                 --
Shareholder's equity           120,959             45,302             13,662

AS OF DECEMBER 31, 2000
Current assets               $ 174,990          $  12,114          $   7,581
Noncurrent assets              106,811             37,578              5,255
Current liabilities             40,289              4,172                921
Noncurrent liabilities          95,899                 --                 --
Shareholder's equity           145,613             45,520             11,915

THREE MONTHS ENDED
SEPTEMBER 30, 2001
Net sales                    $  54,048          $   2,642          $   5,291
Gross profit                    18,867              1,644              1,346
Net (loss) income               (1,725)               (34)             1,111

THREE MONTHS ENDED
SEPTEMBER 30, 2000
Net sales                    $  67,537          $   2,996          $   2,950
Gross profit                     7,370              1,831                331
Net loss                       (12,283)               (91)                (2)

NINE MONTHS ENDED
SEPTEMBER 30, 2001
Net sales                    $ 156,787          $   8,397          $  12,717
Gross profit                    55,255              5,025              2,458
Net (loss) income              (24,608)              (218)             1,747

NINE MONTHS ENDED
SEPTEMBER 30, 2000
Net sales                    $ 184,688          $   9,912          $   9,936
Gross profit                    58,751              6,160              1,139
Net (loss) income               (9,417)               173                126

4.   INVENTORIES

     Inventories consist of the following:

                                         SEPTEMBER 30, 2001    DECEMBER 31,2000
                                         ------------------    ----------------
         Raw Materials                         $12,688              $13,217
         Work in Process                         9,210               10,992
         Finished Goods                         23,699               25,732
                                               -------              --------
                    Total                      $45,597              $49,941
                                               =======              ========

     Reserves for excess and obsolete inventory totaled $15,736 and $16,403 as of September 30, 2001 and December 31, 2000, respectively, and have been included as a component of the above amounts.

5.   NEW REVOLVING CREDIT FACILITY

     On April 2, 2001, the Company replaced its old revolving credit facility and entered into a new revolving line of credit inclusive of a term loan (the "New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60,000 through April 2, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (6.25% at October 31, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15,000 in respect of the New Revolving Credit Facility, which guaranty was subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain levels of earnings from operations as measured before interest expense, income taxes, and depreciation and amortization expense ("EBITDA"), places restrictions on capital expenditures and prohibits the payment of dividends.

     The implementation of the new ERP system negatively impacted the Company's ability to manufacture inventory and fulfill customer orders during May 2001 and June 2001, and was a principal cause of the Company's non-compliance with the covenant to maintain minimum EBITDA levels at May 31, 2001 and June 30, 2001. The lenders waived the applicability of the EBITDA covenants for the periods ended May 31, 2001 and June 30, 2001. On September 14, 2001, the Company entered into an amendment and waiver of its New Revolving Credit Facility, which, among other things, revised the financial covenant relating to EBITDA through December 31, 2001. In addition, the amendment eliminated the ability to reduce the guaranty provided by certain members of senior management, subject to reinstatement at the lenders discretion.

     The Company will need to further amend the EBITDA covenant for the periods subsequent to December 31, 2001 to remain in compliance therewith and will engage in discussions during the fourth quarter of 2001 with its lenders under the New Revolving Credit Facility for that purpose. Borrowings outstanding under the New Revolving Credit Facility, totaling approximately $32,925 as of September 30, 2001, will continue to be classified as a current liability until such further amendment is finalized.

     The Company's capital resources and liquidity are dependent upon the availability of future financing and the completion of an amendment to the New Revolving Credit Facility. There can be no assurance that such a borrowing arrangement will be successfully negotiated or negotiated on terms favorable to the Company. The absence of such an amended New Revolving Credit Facility or an alternative financing arrangement would have a material adverse effect on the Company and its results of operations. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its New Revolving Credit Facility or an alternative financing arrangement. Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all capital expenditures and pursue its business strategy for at least the next 12 months provided such borrowing arrangements are finalized.

6.   INCOME TAXES

     The Company did not record a benefit from income taxes for losses incurred during the quarter ended September 30, 2001 as it is more likely than not that such benefit will not be realized. Management believes that the net deferred tax assets as of September 30, 2001 are more likely than not to be realized. Any such realization depends on the Company's ability to generate future taxable income.

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

     The Company has been named as a defendant in several pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages related to its Ma Huang products. The Company is vigorously defending these lawsuits. The Company believes that any compensatory damages awarded in such lawsuits would not, after taking into consideration the Company's insurance coverage, have a material adverse effect on the financial condition or results of operations of the Company. There can be no assurance that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities. One or more punitive damages awards, which are generally not insurable, could have a material adverse effect on the financial condition of the Company. The Company has also been named a defendant in a number of deceptive advertising lawsuits, related to its Ma Huang products, seeking class action certification. The Company's insurance may not cover all of these deceptive advertising claims. It is premature for the Company to estimate a range of potential losses in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

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

     Included in other income for the three months and nine months ended September 30, 2001 and 2000 is $0 and $565, and $139 and $2,251,
     respectively, of proceeds from litigation settlements.

8.   NET LOSS PER SHARE

     Basic net loss per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net loss per common share was calculated based upon the weighted average number of common shares outstanding and includes potential common shares for dilutive options outstanding during the respective periods.

     The weighted average common shares outstanding for the computation of basic net loss per common share were 28,646,000 and 28,645,000 for the three months ended September 30, 2001 and 2000, respectively, and 28,646,000 and 28,636,000 for the nine months ended September 30, 2001 and 2000, respectively. Potentially dilutive shares totaling approximately 1,881,000 and 1,163,000 for the three months ended March 31, 2001 and 2000, respectively; 2,376,000 and 2,044,000 for the three months ended June 30, 2001 and 2000, respectively, and 2,207,000 and 2,022,000 for the three months ended September 30, 2001 and 2000, respectively, were excluded from the computation of diluted loss per share because they were antidilutive.

9.   OPERATING SEGMENTS

     During the quarter ended March 31, 2001, the Company realigned its internal reporting structure to focus on its two primary distribution channels. Accordingly, the Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. The Company manufactures and markets nutritional products, including a complete line of vitamins, herbs, nutraceuticals, antioxidants, fish and marine oils, sports nutrition supplements, phytonutrients, and teas to health and natural food stores and mass market merchandisers through its retail segment and vitamins, herbs, nutritional supplements and health and beauty aids, including third-party manufacturing, through its direct-to-consumer segment. The segment information for the three months and nine months ended September 30, 2000 has been reclassified to conform with the September 30, 2001 presentation.

     Segment information for the three months and nine months ended September 30, 2001 and 2000 (information for the three months and nine months ended September 30, 2000 was restated for the matter discussed in Note 11) was as follows:


                                             DIRECT-TO-                     INTERCOMPANY
                               RETAIL        CONSUMER        OTHER(1)        ELIMINATION    TOTAL
THREE MONTHS ENDED
SEPTEMBER 30, 2001
  Net sales from
  external customers         $  47,565      $   6,483            $--            $--      $  54,048
  Intersegment net sales            25            906             --           (931)            --
  (Loss) income from
  operations                      (325)           778           (101)            --            352
  Total assets                 188,491         61,743         12,231        (60,240)       202,225

THREE MONTHS ENDED
SEPTEMBER 30, 2000
  Net sales from
  external customers         $  60,511      $   5,043      $   1,983            $--      $  67,537
  Intersegment net sales            --             --             94            (94)            --
  Loss from operations         (16,877)          (152)          (260)            --        (17,289)
  Total assets(2)              247,845         59,601          9,386        (48,987)       267,845

NINE MONTHS ENDED
SEPTEMBER 30, 2001
  Net sales from
  external customers         $ 136,260      $  17,843      $   2,684            $--      $ 156,787
  Intersegment net sales            25            906            114          (1045)            --
  Income (loss) from
  operations                   (15,621)           628            625             --        (14,368)

NINE MONTHS ENDED
SEPTEMBER 30, 2000
  Net sales from
  external customers         $ 162,515      $  16,424      $   5,749            $--      $ 184,688
  Intersegment net sales            --             --            386           (386)            --
  Income (loss) from
  operations                   (11,363)           486           (653)            --        (11,530)

     [1] The "other" column includes corporate-related items and the results of two operating segments, PR*Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company marketed nutritionally enhanced food bars and other nutritional products through PR*Nutrition and published a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

     [2] Total assets exclude the net assets from discontinued operations of approximately $15,774 as of September 30, 2000.

10.  RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
     Activities", as amended, on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after July 1, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently assessing but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

11 . RESTATEMENT

     Subsequent to the issuance of the Company's Form 10-Q for the quarter ended September 30, 2000, the Company's management determined that invoices aggregating $1,989 ($1,217 after tax or $0.04 per diluted share) of accounts payable to vendors at its Herbal Supplement and Teas Division had not been accrued as of September 30, 2000, which had the effect of understating cost of sales for the period. As a result, the interim financial data for the three months and nine months ended September 30, 2000 has been restated from the amounts previously reported to record the accounts payable. A summary of the principal effects of the restatement on the interim financial data for the three months and nine months ended September 30, 2000 is as follows:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,2000         SEPTEMBER 30, 2000
                                            ------------------------   ---------------------------
                                               AS                         AS
                                            PREVIOUSLY      AS         PREVIOUSLY        AS
                                            REPORTED(A)  RESTATED(A)   REPORTED(A)    RESTATED(A)
                                            ------------------------------------------------------
Cost of sales                              $ 58,178      $ 60,167      $123,948      $125,937
Gross profit                                  9,359         7,370        60,740        58,751
Benefit from income taxes                    (6,751)       (7,523)       (5,149)       (5,921)
  Loss from continuing operations           (10,676)      (11,893)       (8,149)       (9,366)
  Net loss                                  (11,098)      (12,315)       (8,295)       (9,512)
Basic and diluted loss from continuing
  operations per share                        (0.37)        (0.42)        (0.28)        (0.33)
Basic and diluted net loss per share          (0.39)        (0.43)        (0.29)        (0.33)

(a) Amounts reflect the reclassification of Changes International's results of operations which have been classified as discontinued operations.

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

Subsequent to the issuance of the Company's Form 10-Q for the quarter ended September 30, 2000, the Company's management determined that invoices aggregating $1,989 ($1,217 after tax or $0.04 per diluted share) of accounts payable to vendors at its Herbal Supplement and Teas Division had not been accrued as of September 30, 2000, which had the effect of understating cost of sales for the period. As a result, the interim financial data for the three months and nine months ended September 30, 2000 has been restated from the amounts previously reported to record the accounts payable. The principal effects of the restatement are summarized in Note 11 to the consolidated unaudited financial statements.

                                       Three Months Ended September 30,            Nine Months Ended September 30,
                                   --------------------------------------------------------------------------------------
                                                                (DOLLARS IN MILLIONS)
                                           2001                2000                   2001                     2000
                                   ----------------     -----------------     -------------------      ------------------
Net Sales:
Retail segment                     $ 47.5      88.0%    $ 60.5       89.6%     $136.3        86.9%     $162.5        88.0%
Direct-to-consumer segment            6.5      12.0        5.0        7.5        17.8        11.4        16.5         8.9
PR*Nutrition division                  --        --        1.0        1.3         0.9         0.6         2.9         1.6
Publishing division                    --        --        1.0        1.6         1.8         1.1         2.8         1.5
                                     ------       ---     ------      -----      ------       -----      ------       -----
         Total Net Sales             54.0     100.0       67.5      100.0       156.8       100.0       184.7       100.0
                                   ------     -----     ------      -----      ------       -----      ------       -----
Gross Profit                         18.9      34.9        7.4       10.9        55.2        35.2        58.8        31.8
Operating Expenses                   18.5      34.3       24.7       36.5        69.6        44.4        70.3        38.0
                                   ------     -----     ------      -----      ------       -----      ------       -----
(Loss) Income from
    Operations                     $  0.4       0.6%    $(17.3)     (25.6)%    $(14.4)       (9.2)%    $(11.5)       (6.2)%
                                   ======     =====     ======      =====      ======       =====      ======       =====


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES: Net sales for the three months ended September 30, 2001 were $54.0 million, a decrease of $13.5 million, or 20%, as compared to net sales of $67.5 million for the three months ended September 30, 2000. Net sales from the retail segment contributed $47.5 million, a decrease of $13.0 million, or 21.4% as compared to $60.5 million for the three months ended September 30, 2000. The decrease in net sales was primarily attributable to a decrease in sales to a major customer due to its continued inventory reduction effort. This customer has indicated that, due to inventory management efforts, it will purchase significantly less product from the Company during the remainder of fiscal 2001 and in the foreseeable future. In addition, the decrease in net sales was attributable to a decrease in sales to the Health and Natural Food Store Channel partially offset by an increase in sales to the Mass Market Channel. The direct-to-consumer segment contributed $6.5 million to net sales for the three months ended September 30, 2001 as compared to $5.0 million for the three months ended September 30, 2000. The increase in direct-to-consumer net sales was primarily attributable to an increase in third-party contract manufacturing offset in part by a decrease in Bronson's catalog sales.

GROSS PROFIT: Gross profit for the three months ended September 30, 2001 was $18.9 million, which represented an increase of $11.5 million, or 156%, as compared to $7.4 million ($23.4 million before the 2000 herbal inventory adjustments disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) for the three months ended September 30, 2000. Gross profit margin was 34.9% for the three months ended September 30, 2001 as compared to 10.9% (34.6% before the 2000 herbal inventory adjustments) for the three months ended September 30, 2000. The overall decrease in gross profit dollars (as compared to adjusted 2000) was primarily attributable to lower net sales.

OPERATING EXPENSES: Operating expenses were $18.5 million for the three months ended September 30, 2001, representing a decrease of $6.2 million, or 24.9%, as compared to $24.7 million for the three months ended September 30, 2000. As a percent of net sales, operating expenses decreased from 36.5% for the three months ended September 30, 2000 to 34.3% for the three months ended September 30, 2001. The decrease in operating expenses was primarily attributable to a decrease in the Company's advertising expense partially offset by costs of $1.3 million incurred in connection with the implementation of the new ERP system.

INCOME (LOSS) FROM OPERATIONS: The Company recorded income from operations of $0.4 million for the three months ended September 30, 2001, as compared to a loss from operations of $17.3 million for the three months ended September 30, 2000. The income (loss) from operations margin was 0.6% of net sales for the three months ended September 30, 2001, as compared to (25.6)% of net sales for the three months ended September 30, 2000.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $2.1 million for the three months ended September 30, 2001 and 2000.

INCOME TAXES: The Company did not record a benefit from income taxes for losses incurred during the quarter ended September 30, 2001 as it is more likely than not that such benefit will not be realized.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES: Net sales for the nine months ended September 30, 2001 were $156.8 million, a decrease of $27.9 million, or 15.1%, as compared to net sales of $184.7 million for the nine months ended September 30, 2000. Net sales from the retail segment contributed $136.3 million, a decrease of $26.2 million, or 16.2% as compared to $162.5 million for the nine months ended September 30, 2000. The decrease in net sales was attributable to a decrease in sales to the Health and Natural Food Store Channel partially offset by an increase in sales to the Mass Market Channel. Net sales to the retail segment were negatively impacted by shipping and distribution inefficiencies resulting from the implementation of the new ERP system during the quarter ended June 30, 2001. The direct-to-consumer segment contributed $17.8 million to net sales for the nine months ended September 30, 2001 as compared to $16.5 million for the nine months ended September 30, 2000. The increase in direct-to-consumer net sales was attributable to an increase in third-party contract manufacturing offset in part by a decrease in Bronson's catalog sales. The PR*Nutrition division, which was sold on April 18, 2001, contributed $0.9 million to net sales for the nine months ended September 30, 2001, as compared to $2.9 million for the nine months ended September 30, 2000. The publishing division, which was sold on June 1, 2001, contributed $1.8 million to net sales for the nine months ended September 30, 2001, as compared to $2.8 million for the nine months ended September 30, 2000.

GROSS PROFIT: Gross profit for the nine months ended September 30, 2001 was $55.2 million, which represented a decrease of $3.6 million, or 6.0%, as compared to $58.8 million ($74.8 million before for the 2000 herbal inventory adjustments) for the nine months ended September 30, 2000. Gross profit margin was 35.2% for the nine months ended September 30, 2001 as compared to 31.8% (40.5% before for the 2000 herbal inventory adjustments) for the nine months ended September 30, 2000. The overall decrease in gross profit dollars and in the gross profit margin (as compared to adjusted 2000) was attributable primarily to the Company's lower sales volume, manufacturing inefficiencies experienced during the implementation of the new ERP system and higher unit manufacturing overhead as a result of costs decreasing at a rate lower than sales.

OPERATING EXPENSES: Operating expenses were $69.6 million for the nine months ended September 30, 2001, representing a decrease of $0.7 million, or 0.9%, as compared to $70.3 million for the nine months ended September

30, 2000. As a percent of net sales, operating expenses increased from 38.0% for the nine months ended September 30, 2000 to 44.4% for the nine months ended September 30, 2001. The decrease in operating expenses was primarily attributable to a decrease in the Company's advertising and trade marketing expenses, offset by costs of $3.0 million incurred in connection with the implementation of the new ERP system.

(LOSS) INCOME FROM OPERATIONS: The Company recorded a loss from operations of $(14.4) million for the nine months ended September 30, 2001, as compared to a loss from operations of $(11.5) million for the nine months ended September 30, 2000. The (loss) income from operations margin was (9.2)% of net sales for the nine months ended September 30, 2001, as compared to (6.2)% of net sales for the nine months ended September 30, 2000.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $(6.5) million for the nine months ended September 30, 2001, as compared to $(3.8) million for the nine months ended September 30, 2000. The net increase of $2.7 million was primarily attributable to an increase in interest expense of $1.2 million as a result of increased debt levels and higher interest rates as well as a reduction in other income and interest income of $1.5 million.

SALES OF BUSINESSES: On April 18, 2001, the Company sold the operating assets of its Changes International subsidiary to Goldshield Group plc for approximately $4,405. The Company received $3,524 upon closing the transaction and $881 was deposited into an escrow account. The Company received $352 of the escrowed amount in October 2001 and the balance is scheduled to be released on April 17, 2002. The loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. Net sales for Changes International were $30.3 million for the nine months ended September 30, 2000 and the loss from operations was $0.1 million.

On April 18, 2001, the Company sold the operating assets of PR Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction and $119 was deposited into an escrow account. The Company received $48 of the escrowed amount in October 2001 and the balance is scheduled to be released on April 17, 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale, which has been included in operating expenses.

On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive VP of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. Steve Blechman has remained a member of the Board of Directors. The Company recorded a pre-tax gain of approximately $674 in connection with the sale, which has been included in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, cash provided by operating activities was $11.9 million as compared to cash used in operating activities of $15.5 million for the nine months ended September 30, 2000. The increase in cash provided by operating activities was primarily attributable to (i) a reduction in accounts receivable due to improved collection efforts (ii) collection of income tax refunds and (iii) the timing of accrued expenses required to be paid, all of which were partially offset by an increase in the net loss.

Capital expenditures were $3.1 million and $4.8 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures in 2001 were primarily for the purchase of computer hardware and software and related implementation costs for the Company's ERP system. Capital expenditures are expected to be approximately $3.5 million during fiscal 2001. The Company estimates that its historical level of maintenance capital expenditures has been approximately $1.0 million per fiscal year.

Net cash used in financing activities was $15.6 million for the nine months ended September 30, 2001 and represented the repayment of outstanding debt.

On April 2, 2001, the Company replaced its old revolving credit facility and entered into the New Revolving Credit Facility with a financial institution. The New Revolving Credit Facility provides for maximum borrowings of $60,000 through April 2, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (6.25% at October 31, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain members of senior management of the Company provided a guaranty of $15,000, in respect of the New Revolving Credit Facility, which guaranty was subject to reduction based upon the Company meeting certain financial tests. The New Revolving Credit Facility, among other things, requires the Company to maintain levels of earnings from operations as measured before interest expense, income taxes, and depreciation and amortization expense ("EBITDA"), places restrictions on capital expenditures and prohibits the payment of dividends.

The implementation of the new ERP system negatively impacted the Company's ability to manufacture inventory and fulfill customer orders during May 2001 and June 2001, and was a principal cause of the Company's non-compliance with the covenant to maintain minimum EBITDA levels at May 31, 2001 and June 30, 2001. The lenders waived the applicability of the EBITDA covenants for the periods ended May 31, 2001 and June 30, 2001. On September 14, 2001, the Company entered into an amendment and waiver of its New Revolving Credit Facility, which, among other things, revised the financial covenant relating to EBITDA through December 31, 2001. In addition, the amendment eliminated the ability to reduce the guaranty provided by certain members of senior management, subject to reinstatement at the lenders discretion.

The Company will need to further amend the EBITDA covenant for the periods subsequent to December 31, 2001 to remain in compliance therewith and will engage in discussions during the fourth quarter of 2001 with its lenders under the New Revolving Credit Facility for that purpose. Borrowings outstanding under the New Revolving Credit Facility, totaling approximately $32.9 million as of September 30, 2001, will continue to be classified as a current liability until such further amendment is finalized.

Borrowings outstanding under the New Revolving Credit Facility as of October 31, 2001, were approximately $35.0 million. As of October 31, 2001, approximately $7.1 million of borrowings were available under the New Revolving Credit Facility.

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

The Company's capital resources and liquidity are dependent upon the availability of future financing and the completion of an amendment to the New Revolving Credit Facility. There can be no assurance that such a borrowing arrangement will be successfully negotiated or negotiated on terms favorable to the Company. The absence of such an amended New Revolving Credit Facility or an alternative financing arrangement would have a material adverse effect on the Company and its results of operations. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations, and borrowings under its New Revolving Credit Facility or an alternative financing arrangement. Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all capital expenditures and pursue its business strategy for at least the next 12 months provided such borrowing arrangements are finalized.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after July 1, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently assessing but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

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

The Company has been named as a defendant in several pending lawsuits alleging that its Ma Huang containing products caused injuries, death and/or damages related to its Ma Huang products. The Company is vigorously defending these lawsuits. The Company believes that any compensatory damages awarded in such lawsuits would not, after taking into consideration the Company's insurance coverage, have a material adverse effect on the financial condition or results of operations of the Company. The Company has also been named a defendant in a number of deceptive advertising lawsuits, related to its Ma Huang products, seeking class action certification. The Company's insurance may not cover all of these deceptive advertising claims. There can be no assurance that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities. One or more punitive damages awards, which are generally not insurable, could have a material adverse effect on the financial condition of the Company. It is premature for the Company to estimate a range of potential losses in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its Ma Huang products.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TWINLAB CORPORATION



                                    By:  /s/ Ross Blechman
                                       _________________________________________
                                         Ross Blechman
                                         Chairman, President and Chief
                                         Executive Officer




                                    By:  /s/ Joseph Sinicropi
                                       _________________________________________
                                         Joseph Sinicropi
                                         Chief Financial Officer



DATED:  November 14, 2001
     __________________________________