Form 10-K405
period 2001-12-31
TWINLAB CORP
filed 2002-04-01
CIK 1015868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                [X]  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-21003

                              TWINLAB CORPORATION
             (Exact name of registrant as specified in its charter)


                        DELAWARE                                                11-3317986
            (State or Other jurisdiction of                                  (I.R.S. Employer
             Incorporation or organization)                                Identification No.)
                   150 MOTOR PARKWAY                                              11788
                  HAUPPAUGE, NEW YORK                                           (Zip Code)
             (Address of principal offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 467-3140

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $1.00 PAR VALUE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on March 28, 2002, as reported on the Nasdaq National Market, was $19,355,104.

     As of March 28, 2002, the registrant had 28,940,856 shares of Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      NOTE

Twinlab Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Annual Report. Copies of this Annual Report on Form 10-K, not including any of the exhibits listed under Item 14(c) of this Annual Report, are available without charge upon written request. Please contact the office set forth below to request copies of this Annual Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

                              Corporate Secretary
                              Twinlab Corporation
                               150 Motor Parkway
                              Hauppauge, NY 11788

              TWINLAB CORPORATION 2001 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.  Business....................................................     1
Item 2.  Properties..................................................    13
Item 3.  Legal Proceedings...........................................    13
Item 4.  Submission of Matters to a Vote of Security Holders.........    14

                                  PART II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    15
Item 6.  Selected Financial Data.....................................    16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and
         Results of Operations.......................................    17
Item
  7A.    Quantitative and Qualitative Disclosures About Market
         Risk........................................................    23
Item 8.  Financial Statements and Supplementary Data.................    24
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    24

                                  PART III
Item
  10.    Directors and Executive Officers of the Registrant..........    24
Item
  11.    Executive Compensation......................................    24
Item
  12.    Security Ownership of Certain Beneficial Owners and
         Management..................................................    24
Item
  13.    Certain Relationships and Related Party Transactions........    24

                                  PART IV
Item
  14.    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................    24
SIGNATURES...........................................................    30

                                     PART I

     Information contained or incorporated by reference in this Annual Report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Business Strategy." Forward-looking statements involve substantial risks and uncertainties and represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. Such forward looking statements by their nature involve known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things, those discussed in "Factors Affecting Future Performance" under the caption "Business" in Item 1 of this Annual Report. Other important factors and risks that may affect future results include but are not limited to: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) uncertainties relating to acquisitions;
(viii) the inability of the Company to gain and/or hold market share; (ix) exposure to and expense of resolving and defending product liability claims and other litigation; (x) consumer acceptance of the Company's products; (xi) managing and maintaining growth; (xii) customer demands; (xiii) the inability to achieve cost savings and operational efficiencies; (xiv) dependence on individual products; (xv) dependence on individual customers, (xvi) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xvii) the success of product development and new product introductions into the marketplace; (xviii) lack of available product liability insurance for ephedra-containing products; (xix) slow or negative growth in the nutritional supplement industry; (xx) the departure of key members of management; (xxi) the absence of clinical trials for many of the Company's products; (xxii) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission. For the purpose of this Annual Report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company accepts no obligation to update any forward-looking statements and does not intend to do so.

     Unless the context otherwise requires, the terms "Company" and "Twinlab" refer to Twinlab Corporation and, as applicable, its direct and indirect subsidiaries, Twin Laboratories Inc. ("Twin"), Twin Laboratories (U.K.) Ltd., Twinlab Mail Order, Inc. (formerly PR*Nutrition, Inc.), Twinlab Direct, Inc. (formerly Changes International, Inc.), Changes International (U.K.) Ltd. and Changes, A Twinlab Company S.de R.L. (collectively "Changes International"), Bronson Laboratories, Inc. ("Bronson") and Health Factors International, Inc. ("Health Factors").

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

     As previously announced, the Company recently completed an amendment to its revolving credit facility. The amendment, among other things, revised the financial covenant relating to the requirement to maintain specified levels of EBITDA (as defined therein) and increased the interest rate on borrowings by 0.25%. In connection with the amendment, the Company also received a waiver for non-compliance with the covenant relating to EBITDA as of December 31, 2001.

     On March 4, 2002, the Company announced plans to either close or sell its Health Factors' manufacturing facility located in Tempe, Arizona which will result in the elimination of approximately 12% of the Company's total workforce. The Company subsequently signed a letter of intent with a third party to sell substantially all of the fixed assets related to this operation. The closing of the transaction is subject to the completion of due diligence and the execution by the parties of a definitive agreement containing customary terms and conditions for a transaction of this nature. The Company anticipates that it will incur a charge of up to $1.0 million during 2002, however, the final amount will be dependent upon whether the facility is sold or closed. This initiative is the latest of a series of steps announced by the Company to streamline operations, increase productivity and reduce fixed costs in an effort to improve the Company's profitability. Other such initiatives recently announced include:

     - In November 2001, the Company announced it had reduced its salaried positions by approximately 10% and reduced personnel costs at its manufacturing and warehouse facilities;

     - In June 2001, the Company announced the sale of Advanced Research Press, Inc. ("ARP"), the Company's publishing division, for a total purchase price of $1.0 million; and

     - In April 2001, the Company announced that it sold the assets of two of its operating divisions, Changes International, Inc. and PR*Nutrition, Inc. for a total purchase price of $5.0 million.

GENERAL

     The Company is a leading manufacturer and marketer of brand name nutritional supplements sold through health and natural food stores, national and regional drug store chains, supermarkets, mass merchandise retailers, military post exchanges and direct sales via catalog marketing. The Company produces a full line of nutritional supplements and offers one of the broadest product lines in the nutritional supplement industry which include: vitamins, minerals, amino acids, fish and marine oils, sports nutrition products and special formulas. The Company emphasizes the development and introduction of high-quality, unique nutraceutical products. The Company's premium product quality, broad product line, strong history of new product introductions and innovations have established Twinlab as a leading and widely-recognized brand in the industry.

     The Company targets its products to consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods. The Company has developed a multi-branded and multi-channel distribution strategy, and its operations are organized around the following two segments:

     - Retail Segment -- The retail segment develops, manufactures and sells vitamins, minerals, herbs, amino acids, sports nutrition products and nutritionally enhanced drinks and food bars under the Twinlab, Ironman Triathlon, "Fuel" and other brand names; an extensive line of herbal supplements and phytonutrients under the Nature's Herb brand name; and a full line of herbal teas under the Alvita brand name. This segment generated approximately $172.8 million, or 86.5%, of the Company's net sales in 2001. Products sold through this segment are distributed through the health and natural food store channel and mass market channel.

      (o) Health and Natural Food Store Channel -- The Company's Twinlab, Nature's Herbs and Alvita brand products are sold primarily through a network of distributors to nearly 11,000 health and natural food stores and other selected retail outlets. The health and natural food store channel of distribution includes national chains such as General Nutrition Companies, Inc. ("GNC"), Whole Foods Markets, Inc. ("WFM"), Wild Oats Markets, Inc. ("Wild Oats") and Vitamin Shoppe Industries, Inc. ("Vitamin Shoppe"). Sales to the health and natural food store channel, primarily through distributors, continue to represent the Company's largest market, totaling approximately $117.8 million, or 59.0%, of the Company's net sales in 2001.

      (o) Mass Market Channel -- The mass market channel consists of drug store chains, supermarkets and other mass merchandisers. The Company provides Twinlab-branded products as well as private label herbal products to Wal-Mart Stores, Inc. ("Wal-Mart"), which are sold under Wal-Mart's proprietary Spring Valley brand name. The Company also sells its products through national and regional drug store and supermarket chains, such as Rite Aid Corporation, Walgreens, CVS, Kroger and Albertson's. Approximately $55.0 million, or 27.5%, of the Company's 2001 net sales were attributable to the mass market channel.

     - Direct-to-Consumer Segment -- The Company markets and sells a variety of products through the direct-to-consumer segment, which includes catalog and direct response sales. The Company manufactures, markets and distributes vitamins, herbs, nutritional supplements and health and beauty aids under the Bronson brand name, through catalogs and specialty direct mailings to customers, including healthcare and nutritional professionals. The Company also manufactures, markets and sells vitamins and nutritional supplements through an alliance with Readers Digest Association. Products sold under the Bronson brand name have traditionally been manufactured by the Company's Health Factors subsidiary. As previously noted, the Company announced plans to either close or sell its Health Factors' facility and has entered into a letter of intent to sell substantially all of the fixed assets relating to this operation. The products manufactured by Health Factors will, in significant part, be transferred to other Twinlab manufacturing facilities. Other production related to Bronson is expected to be outsourced to third-party contractors while the manufacture of certain private label products will be discontinued. The direct-to-consumer segment generated approximately $24.3 million, or 12.2%, of the Company's net sales in 2001.

     For additional financial information regarding the Company's operating segments, see Note 14 to the Notes to the Consolidated Financial Statements.

     Twinlab was incorporated under the laws of the State of Delaware in 1996 and maintains its principal executive offices at 150 Motor Parkway, Hauppauge, New York 11788. Its telephone number is 631-467-3140.

BUSINESS STRATEGY

     The Company's strategy is to increase sales, profits and market share by further enhancing its leadership position in the sale of vitamins, sports nutrition products, weight management and other nutritional supplements to health and natural food stores, mass market accounts and through certain direct sales distribution channels. The Company plans to implement this strategy by:
(i) capitalizing on the strength of its established brands; (ii) developing and introducing new channel-specific products and product innovations; (iii) increasing penetration of foreign markets; and (iv) improving manufacturing and operational efficiencies.

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

     Further Develop Multiple Channels of Distribution -- The Company intends to continue to increase its penetration of the domestic and international health and natural food store channel and to expand its mass market retail and direct sales businesses, including through its affiliation with Reader's Digest. By utilizing a multiple distribution channel approach, the Company believes it is positioned to reach customers who historically have not shopped in health and natural food stores. If appropriate, the Company may seek to acquire selective products or product lines to distribute through these established channels.

     Continue to Introduce New Products and Product Innovations -- A cornerstone of the Company's strategy is to utilize innovative scientific and medical findings in its new product development efforts. The Company has consistently been among the first in its industry to introduce new products and product innovations that anticipate and meet customer demands for newly identified nutritional supplement benefits. As part of its ongoing research and development effort, the Company maintains an extensive library of scientific research publications and actively monitors a wide variety of publications containing scientific and medical research. The Company's geographically diverse network of wholesale distributors allows it to achieve rapid and broad distribution for new product launches. The Company expects to introduce new products in the health and natural food store and mass market retail channels. Approximately eight new products have already been introduced in 2002.

     Increase Penetration of Foreign Markets -- Management believes there are opportunities for the Company to expand its presence in foreign markets. The Company's international sales force is supported by a network of approximately 60 overseas distributor organizations, serving over 70 foreign countries. Approximately $15.6 million or 7.8%, of the Company's net sales in 2001 were derived from international sales.

     Supplement Internal Growth Through Strategic Product Acquisitions -- The Company pursues product opportunities that will complement or extend its existing product lines or that would be compatible with its business philosophy and strategic goals. The Company believes that its widely recognized brand names, broad distribution capabilities and marketing programs provide it with a strategic advantage in pursuing and consummating such opportunities.

     There can be no assurance that the Company will successfully implement all or any part of its business strategy.

INDUSTRY

     Based on estimates in recent market reports, management believes the U.S. retail market for vitamins, minerals and other supplements, including sports nutrition products and nutritionally enhanced foods and diet products, was approximately $48 billion in 2000. Of this total, supplement sales (including vitamin, herbs and minerals ("VMS Products")) accounted for approximately $17 billion. The VMS Products category grew significantly during the late 1990's due in part to widespread publicity surrounding the purported benefits of herbs such as echinacea, garlic, ginseng, gingko, saw palmetto and St. John's Wort.

     Despite the aforementioned growth, however, industry sources indicate that the growth rate in the nutritional supplement industry slowed significantly in 1999 through 2000. Management believes this slowdown was partially due to a decline in sales at the retail level of St. John's Wort and other herbal products, largely as a result of media attention and a more generalized industry-wide slowing of growth across most product categories.

     In addition, while public awareness of the positive effects of vitamins and nutritional supplements on health was heightened by widely publicized reports of scientific findings supporting such claims during 1997-1998, management believes that negative media attention focusing on questions of efficacy, safety and label claim content have had a significant adverse impact on the supplement industry during 2000-2001. Management believes that the slowdown in growth in the nutritional supplement industry has also been caused by the lack of a new "blockbuster" product and increasing competition, including intense private label expansion.

     Despite stagnant or negative growth in certain categories of the nutritional supplement business, however, management believes the sports nutrition, joint care, and weight management categories experienced limited growth in 2000 and 2001.

     Management remains cautiously optimistic about potential growth of certain segments of the nutritional supplement industry due, in part, to the presence of the following trends: (i) favorable demographic trends towards older Americans, who are more likely to be health conscious as they experience middle age and older age health issues; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) increased consumer interest in certain supplements; and (iv) the heightened understanding and awareness of healthier lifestyles and a connection between diet and health. For example, there has been a rise in activities aimed at maintaining and improving health, such as exercise, dieting, and quitting smoking, all evidencing this trend. Consumers have also become more aware of the nutritional content in the foods that they eat. As the average age of the American population increases, the desire to prolong and improve the quality of life has become more important.

PRODUCTS

     The Company develops, manufactures and markets a highly diversified array of high quality products in many product categories. The Company's product line includes: vitamins, minerals, amino acids, fish and marine oils, sports nutrition products (including nutritionally enhanced drinks and food bars), weight management products and special formulas marketed under the Twinlab trademark; an extensive line of herbal supplements, phytonutrients and herb teas marketed under the Nature's Herbs and Alvita trademarks; and a full line of vitamins, herbal supplements and personal care items under the Bronson trademarks. The Company is also engaged in the private label manufacture of products for a limited number of third parties.

     Among the innovative products launched by Twinlab in 2001 were Cholesterol Success, Energy Fuel carbonated beverage and Power Pro Fuel Bars. These launches are strategically aligned with the Company's strategy to develop channel-specific products to optimize sales and provide a degree of trade exclusivity.

     The Company's products are generally available in a variety of forms, including, powders, capsules and tablets, to accommodate a variety of consumer preferences. The Company targets a broad array of health conscious consumers, with particular emphasis on consumers who utilize nutritional supplements in their daily diet and who prefer premium quality ingredients in a variety of dosages and delivery methods. These products, which are sold under the Twinlab, Maxilife, Ironman Triathlon, "Fuel" and other trademarks, include multivitamins such as Daily One Caps and Animal Friends, single-entity vitamins such as B-1 Caps and Mega E Softgels, minerals such as Calcium Citrate Caps and Magnesium Caps and amino acids such as L-Glutamine Caps and Mega L-Carnitine Tabs.

     The sports nutrition products sold under the Twinlab brand consist of a wide variety of nutritional supplements designed for and targeted to active lifestyle consumers. These products are specially formulated to help individuals achieve their personal physical goals and enhance performance. Sports nutrition products include Diet Fuel, ZMA Fuel and Ripped Fuel, which are marketed for the preservation of lean body mass and the building of muscle mass in conjunction with a low fat diet and exercise program and Creatine Fuel, a university tested supplement designed to increase body mass and muscular performance. The Company believes that its sports nutrition business serves to increase the Company's brand awareness among customers who, as they grow older, are likely to shift their buying patterns to include the Company's vitamins, herbs and other nutraceuticals.

     Twinlab's special formulas consist of a broad assortment of products formulated with specific health conditions or objectives in mind. Special formulas are primarily targeted to sophisticated users of health related products, including regular customers of health and natural food stores.

     The Company produces an extensive line of herbal supplement and phytonutrient products, many of which offer natural alternatives to over-the-counter medications. The Company manufactures its herbal and botanical supplements at the Company's Utah Facility (as defined herein) which are sold primarily under the Nature's Herbs brand name. The Company's herbal products include single herbs, such as saw palmetto, garlic, ginseng and golden seal; traditional combinations, such as echinacea-golden seal; standardized extracts, such as St. John's Wort Power, Gingko Power, Bilberry Power and Milk Thistle Power sold under the Nature's Herbs POWER HERBS(R) brand name; and natural health care product formulations, such as Allerin and Coldrin. The Company manufactures and supplies herbal supplements to Wal-Mart for its Spring Valley private label line.

     Through its Alvita product line, the Company offers herb teas in both single use bags and bulk. Founded in 1922, Alvita is one of the nation's oldest herbal tea companies. Alvita purchases tea in bulk form, formulates blends of natural herb teas and designs the packaging for its products. Alvita's teas are currently blended and packaged at the Utah Facility and by an independent contractor. Alvita teas include Peppermint Leaf, Chamomile, Echinacea, Golden Seal, Ginger and Senna Leaf, as well as new-age blends such as Chinese Green Tea, available in a variety of citrus flavors.

     The Bronson catalog is a source for the direct (through mail order and the internet) sale of high quality nutritional supplement and personal care products.

PRODUCT DEVELOPMENT

     The Company closely monitors consumer trends and scientific research, and has consistently introduced innovative products and programs in response thereto. The Company regularly studies scientific, health and nutrition periodicals, including the New England Journal of Medicine and the Journal of the American Medical Association, in order to generate ideas for new product formulations. The Company intends to continue developing new products and programs in the future. Several new products were introduced in 2001, including Cholesterol Success, containing a clinically tested phytosterol/phytostanol blend ingredient. The Company's research and development expenses were approximately $2.7 million, $2.5 million and $1.8 million in 2001, 2000 and 1999, respectively.

SALES AND DISTRIBUTION

     The Company sells its products primarily through a network of distributors, which service approximately 11,000 health and natural food stores throughout the country and other selected retail outlets. Sales to domestic distributors represented approximately 52.0% of the Company's net sales in 2001. The Company's distributor customers include Tree of Life, Nature's Best Distributors, United Natural Foods, Inc. and other distributors that supply retailers of vitamins, herbs, food bars and other nutritional supplements. Management believes that it sells its products to every major domestic nutritional supplement distributor servicing health and natural food stores and is generally the largest independent supplier of nutritional supplements to such distributors.

     Several of the Company's distributors, such as Tree of Life and United Naturals, are national in scope, but most are regional in nature and operate one or more localized distribution centers. Health and natural food store retailers typically place orders with, and are supplied directly by, the Company's distributors. In the past ten years, the Company has not lost a major distributor customer other than through consolidation with an existing customer of the Company or the cessation of distribution activities by a distributor.

     Tree of Life and Wal-Mart accounted for approximately 12% and 11%, respectively, of the Company's net sales in 2001. No other single customer accounted for more than 10% of the Company's net sales in 2001, although GNC accounted for approximately 9% of the Company's net sales in 2001. The largest retail organization in the health and natural food store channel which sells the Company's products is GNC, with over 4,000 stores. GNC has indicated that it will purchase significantly less product from Twinlab in 2002 and in the foreseeable future versus prior years.

     The Company's customers among mass market retailers include Wal-Mart, Albertson's, Inc., Rite Aid Corporation, Walgreens, CVS, Kroger and Target.

     Approximately $15.6 million, or 7.8%, of the Company's net sales in 2001 were derived from international sales. The Company presently has distribution agreements covering many western European countries including Great Britain, France, Belgium, the Netherlands and the Scandinavian countries; Latin American countries including Mexico, Chile, Brazil and Argentina; Middle Eastern countries including Israel and Saudi Arabia; and several other countries in Asia, including Japan and Singapore, and the Caribbean.

     In 2000, the Company announced plans to jointly market vitamins, minerals and supplements throughout the United States and the United Kingdom with The Reader's Digest Association, Inc. The partnership is intended to combine Twinlab's expertise as a leading manufacturer of quality nutritional supplements with Reader's Digest's trusted reputation for consumer health information. The Twinlab venture with Reader's Digest is in the preliminary marketing stage.

ADVERTISING AND MARKETING

     The Company's advertising expenditures were approximately $14.9 million in 2001, $16.8 million in 2000 and $21.3 million in 1999. The Company's advertising strategy stresses brand awareness of the Company's various product categories in order to generate purchases by consumers and also communicates the points-of-difference between the Company's products and those of its competitors.

     Print advertisements continue to be an integral part of the Company's advertising efforts. During 2001, the Company advertised in consumer magazines and newspapers such as Better Nutrition, Delicious, Vegetarian Times, Let's Live, Natural Health, Nutrition Science Journal, New Age Journal, Muscle & Fitness, Flex and Muscular Development.

     Other marketing and advertising programs conducted by the Company include participation in or sponsorship of sporting events such as the Ironman Triathlon World Championship in Hawaii, and bodybuilding shows, including The Arnold Classic, Team Universe and Fitness America. In addition, the Company promotes its products at major industry trade shows and through in-store point of sale materials. The Company also, from time to time, engages athletic personalities as well as scientists to communicate on the Company's behalf with the trade and the public and to promote the Company's products.

     The Company's internet presence includes various sites on the World Wide Web, including http://www.twinlab.com, which provides an overview of the Company. The site also provides a list of retailers carrying the Company's products and is "linked" to other Company sites, including those of the Company's herbal supplement and teas business http://www.herbalvillage.com and the Bronson subsidiary http://www.bronsononline.com. Information and other materials contained in any of the Company's World Wide Web sites shall not be deemed to be a part of or incorporated by reference into this Annual Report on Form 10-K.

     In addition, the Company's products are sold through hundreds of third-party websites including vitaminshoppe.com and cvs.com.

CUSTOMER SALES SUPPORT

     The Company's customer relationships at the wholesale and retail levels are based upon the Company's long-standing commitment to a high level of customer service. The Company's sales force consists of approximately 40 dedicated sales professionals who work to gain better placement and additional shelf space for Twinlab products and to stay abreast of customer needs. These sales representatives are assigned to specific territories located within the continental United States, Hawaii and Alaska. These sales people work with distributors and retailers to enhance knowledge of the Company's products and to maximize shelf exposure for Twinlab products. The Company services its mass market accounts through a full-time in-house staff of sales professionals and a nationwide broker network. The Company, through its in-house creative services team, also designs, produces and supplies a broad range of marketing literature, including brochures, pamphlets and in-store display materials to help educate retailers and consumers as to the benefits of the Company's products.

     The Company maintains in-house consumer service and customer sales support departments to respond to inquiries concerning product applications, background data, ingredient compositions and the efficacy of products. The consumer service departments are staffed by full-time nutrition experts and other specially trained employees.

MANUFACTURING AND PRODUCT QUALITY

     Most of the Company's products are manufactured at the Company's 72,000 square foot manufacturing facility located in Ronkonkoma, New York (the "Ronkonkoma Facility") and the Company's 168,000 square foot FDA registered facility located in American Fork, Utah (the "Utah Facility"). The Company's products are packaged at and distributed from the Company's 106,515 square foot warehousing and packaging facility located in Bohemia, New York (the "Bohemia Facility"), as well as the Utah Facility. Herb teas are currently packaged at the Utah Facility and by an independent contractor and are shipped from the Utah Facility. In connection with the Bronson acquisition, the Company acquired two adjacent manufacturing and warehouse facilities in Tempe, Arizona (collectively, the "Tempe Facility") that manufacture and warehouse the Bronson brand products and manufacture certain other products for third parties. In March 2002, the Company announced plans to either close or sell the Tempe Facility with a significant portion of production to be shifted to other Twinlab facilities. The Company's manufacturing facilities provide the Company with the capability to promptly meet customers' sales demands and to maintain a high level of quality control. The

Company actively upgrades its facilities and enhances its manufacturing capabilities through new equipment purchases and technological improvements. Management believes that the Company's manufacturing facilities are among the most advanced in the nutritional supplement industry. The Utah and Ronkonkoma Facilities provide additional capacity for production, warehouse and distribution operations. Management believes that the Company's Ronkonkoma, Bohemia and Utah Facilities will be sufficient to enable the Company to meet sales demand for the foreseeable future. See Item 2 "Properties."

     The Company's modern manufacturing operations feature the highest quality blending, filling and packaging capabilities, which enable the Company to offer quality and consistency in formulation and dosage forms. The Company operates flexible manufacturing lines which enable it to efficiently and effectively shift output among various products as dictated by customer demand. The Company is capable of producing over 40 million capsules and tablets, over 100,000 pounds of blended powder and up to 2,500 gallons of liquid preparations per day. The Company has twelve high-speed capsule and tablet packaging lines, two high-speed liquid filling lines and two powder filling lines, which are capable of operating simultaneously, at its Ronkonkoma, Bohemia and Utah Facilities. The Company utilizes outside contractors for the hydration and bottling of its single-serving sports drink products and its food bar products.

     In 2000, the National Nutritional Foods Association ("NNFA") provided Twinlab's manufacturing facilities with an "A" rating. An "A" rating indicates the Company has excellent compliance with the Good Manufacturing Practices promulgated by the NNFA, a leading industry trade association.

     The Company sources its raw material needs from many different suppliers, including some of the largest pharmaceutical and chemical companies in the world. The Company's raw materials and packaging supplies are readily available from multiple suppliers and the Company is not dependent on any single supplier for its needs. No single supplier accounted for more than 10% of the Company's total purchases in 2001.

     The Company believes that it has established a reputation for superior product quality based on the premium nature of its products. All capsule and tablet products manufactured by the Company are visually inspected before being packaged. Moreover, the Company's products undergo comprehensive quality control testing procedures from the receipt of raw materials to the release of the packaged product. The Company utilizes real-time computerized monitoring of its manufacturing processes to ensure proper product weights and measures. In addition, the Company maintains in-house laboratories with state-of-the-art testing and analysis equipment where the Company performs most of its testing, including stability tests, active component characterization utilizing thin-layer and high-pressure liquid chromatography, and UV visible and infrared spectrometry. The Company contracts with independent laboratories to perform the balance of its testing requirements. A team of full-time quality assurance professionals regularly conducts a wide variety of visual and scientific tests on finished products, and samples of raw materials and finished products are generally retained for quality control purposes.

     The Company has a strong commitment to maintaining the quality of the environment. The Company's plastic and corrugated cardboard containers are recyclable. The Company was also one of the first in the industry to use biodegradable starch pellets for packing materials. In addition, the Company has removed most solvents from its production processes (using natural, environmentally-safe alternatives) and helped develop a special glue for manufacturing purposes that contains virtually no harmful hydrocarbons. The Company believes it is in material compliance with all applicable environmental regulations.

     During 2001, the Company completed the implementation of a corporate-wide Enterprise Resource Planning ("ERP") system which is providing enhanced delivery of management information and has strengthened the Company's financial processes.

COMPETITION

     Vitamins and nutritional supplements are sold primarily through the following channels of distribution: health and natural food stores, mass market retailers (drug store chains, supermarkets and other mass merchandisers) and direct sales channels (including network marketing, catalog and internet distribution).

     The Company's principal competitors in the health and natural food store channel include Nutraceutical International Corporation, Weider Nutrition International, Inc., Nature's Way Products, Inc., Natrol, Inc., Nature's Plus Inc., and Solgar Vitamin and Herb Company. Private label products of the Company's retail customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are products offered under GNC's own private label.

     The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of premium products, premium brand name, commitment to quality, ability to rapidly introduce innovative products, high customer-order fill rate, strong and effective sales force and distribution network, and targeted advertising and promotional support.

     In the mass market channel of distribution, the Company competes with major private label and broadline brand manufacturers, including, Pharmavite Corp., Rexall Sundown, Inc., NBTY, Inc. and Leiner Health Products Inc., most of which are larger and have access to greater resources than the Company. Several major pharmaceutical companies including Wyeth (formerly American Home Products), Warner-Lambert and Bayer, all of whom have substantially greater financial and personnel resources than the Company, have also introduced proprietary branded lines of herbal supplements into the mass market channel. The Company believes it competes on the basis of customer service, product quality and marketing support. The Company believes that it competes favorably with other companies because of its (i) sales and marketing support, (ii) customer service and (iii) reputation as being a supplier of premium quality products.

     In addition to the aforementioned retail competitors, the Bronson catalog competes with many other nutritional supplement catalogs, including those distributed by Swansons, Vitamin Shoppe, NBTY and individual retail stores and chains. Bronson also competes with the many internet sites that are devoted to the sale of nutritional supplements.

REGULATORY MATTERS

GOVERNMENT REGULATION

     The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by several federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements in the United States while the FTC governs marketing and advertising claims.

     On October 25, 1994, the President of the United States of America signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This law revised the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements. The legislation created a statutory class of "dietary supplements." This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The substantial majority of the products marketed by the Company are classified as dietary supplements under the FFDC Act.

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

     The Company believes it is in material compliance with FDA labeling regulations.

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

     As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

     See "Factors Affecting Future Performance -- Ma Huang".

EMPLOYEES

     At February 28, 2002, the Company employed 896 persons, of which 212 were involved in executive, sales and administrative activities. The balance of the Company's employees were engaged in production, packaging and shipping activities. None of the Company's employees are covered by a collective bargaining agreement and management considers relations with its employees to be good. In November 2001, the Company announced a plan to increase its efficiencies and competitiveness by reducing certain overhead costs. Included in this plan was a corporate wide reduction in the number of employees in the Company. In addition, in March 2002, the Company announced its intention to either close or sell the Tempe Facility, which will result in the elimination of approximately 12% of the Company's total workforce. See "Recent Developments" under this Item 1.

TRADEMARKS AND PATENTS

     The Company owns well over 200 trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in many other countries for its Twinlab, Nature's Herbs, Alvita and the Fuel family of trademarks, and has rights to use other marks material to its business. The Ironman Triathlon trademark is licensed to the Company. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. The Company currently has one patent application pending and is a licensee of several other patents.

FACTORS AFFECTING FUTURE PERFORMANCE

UNCERTAINTY RELATED TO ACQUISITIONS AND DIVESTITURES

     Acquisitions and divestitures involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of operations and personnel, the amortization of acquired intangible assets and the potential loss of key employees. There can be no assurance that any acquired product lines or businesses will be successfully integrated or that such product lines or businesses, or the sale or divestiture of any business, will ultimately have a positive impact on the Company, its financial condition or operations.

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

COMPETITION

     The business of developing, manufacturing and selling vitamins, minerals, herbs, sports nutrition products, nutritional supplements and other nutraceuticals is highly competitive in all channels of distribution. There are numerous companies selling products competitive to the Company's products to mass merchandisers, drug store chains, independent drug stores, supermarkets, health and natural food stores, as well as through catalogs, the internet and network marketing. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. For example, GNC, historically one of the Company's largest retail accounts, is owned by Royal Numico N.V, which also owns Rexall Sundown, Met RX and Worldwide Sport Nutrition, each of which is a competitor to the Company.

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

     Furthermore, the Company believes that the historical growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings. The Company believes that unfavorable media attention on supplements had a negative impact on the industry and the Company's sales during 2001.

     In addition, while public awareness of the positive effects of vitamins and nutritional supplements on health was heightened by widely publicized reports of scientific findings supporting such claims during 1997-1998, management believes that negative media attention focusing on questions of efficacy, safety and label claim content have had a significant adverse impact on the nutritional supplement industry during 2000-2001. The low level of sales growth in the nutritional supplement industry during 2000-2001 has also been caused by the lack of new "blockbuster" products and increasing competition, including intense private label expansion. There can be no assurance that these factors will not be present in the future.

DEPENDENCE ON WHOLESALE DISTRIBUTORS AND CUSTOMERS

     The Company's success depends in part upon its ability to attract, retain and motivate a large base of wholesale distributors and its ability to maintain a satisfactory relationship with Tree of Life and Wal-Mart. The loss of Tree of Life as a distributor or Wal-Mart as a customer, or the loss of a significant number of other distributors or customers, or a significant reduction in purchase volume by Tree of Life, Wal-Mart or such other distributors or customers, for any reason, could have a material adverse effect on the Company's results of operations and financial condition. GNC, historically one of the Company's largest customers, has indicated that it will purchase significantly less product from Twinlab in 2002 and in the foreseeable future versus prior years.

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

MA HUANG

     A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Some of the Company's products also contain caffeine or other central nervous system stimulants. Products containing Ma Huang accounted for approximately 21% of the Company's net sales in 2001. The Company's products containing Ma Huang are generally marketed for bodybuilding, weight loss, sports nutrition and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise.

     Ma Huang has been the subject of adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. The FDA has proposed regulations relating to the sale of dietary supplements containing Ma Huang which, if promulgated in final form, would (a) require the Company to substantially reformulate and relabel almost all of its products that contain Ma Huang, (b) prohibit certain combination products and (c) preclude the Company from making certain claims for such products. Comments from industry participants and inquiries from Committees of the United States Congress have been filed with the FDA challenging the scientific and legal basis for the proposed regulations. Additionally, the General Accounting Office, an investigating arm of Congress, reviewed the FDA's proposed regulations and concluded that the FDA needed to provide better evidence to support the proposed regulations on supplements containing ephedra. The Company is not able to predict whether the FDA's proposed regulations will become final. A number of state governments have proposed or passed legislation regulating the sale of products that contain Ma Huang. The Company believes its products are in material compliance with these state laws. Sales of the Company's products outside of the United States that contain Ma Huang are nominal, due in part to legislation in many countries prohibiting the sale of products that contain Ma Huang. The Company's products containing Ma Huang may become subject to further federal, state and local or foreign laws or regulations, which could require the Company to reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang or other ingredients, including caffeine, and/or relabel its products with different warnings or revised directions for use. There can be no assurance as to whether any resulting reformulation, relabeling or change in the marketing of the Company's products that contain Ma Huang would have a material adverse effect on the sales of such products or the Company's results of operations and financial condition. See Item 3, "Legal Proceedings."

ITEM 2.  PROPERTIES

     The Company owns the Ronkonkoma, Tempe and Utah Facilities. In April 1998, the Company moved substantially all of its executive and administrative offices to approximately 21,636 square feet of leased space in a modern office building in Hauppauge, New York. The Company has since leased an additional 8,484 square feet of office space in the Hauppauge building. The Company also leases 26,300 square feet of warehouse space and 5,000 square feet of office space in Ronkonkoma, New York; 106,515 square feet of packaging, warehousing and shipping space in Bohemia, New York and 2,200 square feet of warehouse space in Tempe, Arizona. The Company believes that its facilities and equipment generally are well maintained and in good operating condition. In March 2002, the Company announced its intention to sell or close the Tempe Facility and has entered into a letter of intent to sell substantially all of the fixed assets relating to this operation. Management believes that the Company's Ronkonkoma and Utah Facilities, coupled with its leased space in Bohemia, Hauppauge and Ronkonkoma will be sufficient to enable the Company to meet administrative, manufacturing, warehousing, distribution and sales demand for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, like other manufacturers and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products are unsafe, inadequately researched, contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While such claims to date have not been material to the Company, there can be no assurance that product liability claims or the adverse publicity associated with any such claims will not have a material adverse effect on the Company. The Company carries product liability insurance to cover the risks associated with its business, however, there can be no assurance that such insurance will be adequate to cover the risks associated with the business or that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

     The Company has been named as a defendant in several currently pending lawsuits alleging that its products containing Ma Huang caused injuries, death and/or damages, as well as certain proceedings seeking class action certification for alleged deceptive advertising claims related to its products containing Ma Huang. The Company intends to vigorously defend these lawsuits. The Company's 2002 liability insurance (the "2002 Insurance Program") for products containing Ma Huang (i) does not cover legal defense costs (which were a covered expense under prior insurance programs), (ii) provides significantly lower coverage limits and higher self-insured retentions; and (iii) requires the Company to pay higher premium costs; as compared to products liability insurance programs for prior periods. There can be no assurance that any litigation against the Company related to products containing Ma Huang and covered by the 2002 Insurance Program will not have a material adverse effect on the financial condition or results of operation of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, could have a material adverse effect on the financial condition and results of operations of the Company. It is premature for the Company to estimate a range of potential losses, if any, in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its products containing Ma Huang.

SECURITIES LAW LITIGATION

     In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York (the "Court"). The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. The Court approved the settlement in February 2002. Pursuant to the settlement, the Company has agreed to pay $26 million, all of which is covered by the Company's existing insurance.

     A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the Court against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. A derivative action against certain of the Company's directors was filed in June of 2001. The derivative action alleges that the named directors of the Company violated certain fiduciary duties and alleges mismanagement, based upon the facts alleged in the two securities class actions described above. The Company believes that the claims are without merit and intends to vigorously defend against the securities action and the derivative action. The Company has filed a motion to dismiss the securities action and the derivative action, however, the Company is unable to predict the outcome of these uncertainties or to estimate a range of potential losses. Accordingly, the effect, if any, that such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

OTHER LEGAL ACTIONS

     The Company is presently engaged in various other legal actions that arise in the ordinary course of business, including product liability and breach of contract claims. Although ultimate liability cannot be determined at the present time, the Company believes that the amount of any such liability, if any, from these other actions, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 2001, no matters were submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market. On March 28, 2002, the last reported sale price of the Company's Common Stock as reported on the Nasdaq National Market was $1.23. As of March 28, 2002, there were 228 holders of record of the Company's Common Stock. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for 2000 and 2001 are summarized below.

                                                               HIGH     LOW
                                                              ------   ------
2001
First Quarter...............................................  $3.500   $1.188
Second Quarter..............................................   2.800    1.094
Third Quarter...............................................   2.700    1.020
Fourth Quarter..............................................   1.490    1.010

2000
First Quarter...............................................  $8.375   $5.688
Second Quarter..............................................   9.063    6.313
Third Quarter...............................................   6.875    3.344
Fourth Quarter..............................................   5.250    0.969

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data as of December 31, 2001, 2000, 1999, 1998, and 1997 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere herein. The selected financial data below also presents pro forma financial data relating to PR*Nutrition's conversion of tax status from an "S" corporation to a "C" corporation as a result of its acquisition by the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 to this Annual Report.

                                             2001       2000       1999       1998       1997
                                           --------   --------   --------   --------   --------
OPERATING DATA:(A)
Net sales................................  $199,794   $242,329   $268,634   $282,062   $222,577
Gross profit.............................    68,578     64,635    108,099    127,228     98,334
Operating expenses.......................    88,367     97,962     93,015     69,870     47,050
Asset impairment charges(b)..............    33,832         --         --         --         --
Litigation costs.........................        --         --     19,000         --         --
Merger expenses..........................        --         --         --      1,462         --
(Loss) income from operations............   (53,621)   (33,327)    (3,916)    55,896     51,284
Interest expense.........................     9,226      8,866      5,289      8,119     12,336
(Loss) income from continuing
  operations(c)..........................   (83,035)   (50,848)    (5,409)    30,970     25,278
Net (loss) income(c).....................   (91,569)   (51,935)    (5,176)    29,691     25,876
BASIC AND DILUTED (LOSS) INCOME PER
  SHARE:
(Loss) income from continuing
  operations.............................  $  (2.89)  $  (1.77)  $  (0.17)  $   0.98   $   0.90
Net (loss) income........................     (3.19)     (1.81)     (0.16)      0.94       0.92
PRO FORMA RELATING TO CHANGE IN TAX
  STATUS:(D)
Pro forma net income.....................                                   $ 28,524   $ 24,593
Basic net income per share...............                                       0.91       0.87
Diluted net income per share.............                                       0.90       0.87
OTHER DATA:
(Loss) income from operations
  margin(e)..............................     (26.8)%    (13.8)%     (1.5)%     19.8%      23.0%
Capital expenditures.....................     3,320      6,195     15,722     17,334      3,730
BALANCE SHEET DATA:(A)
Net working capital (excluding cash and
  cash equivalents, marketable securities
  and current debt)......................  $ 44,299   $ 98,256   $ 80,969   $ 96,443   $ 57,604
Property, plant and equipment, net.......    46,854     50,310     45,837     33,693     14,245
Total assets.............................   128,614    248,175    286,257    290,018    173,010
Total debt (including current debt)......    79,370     97,971     63,800     43,531    114,379
Shareholders' equity.....................    21,022    111,987    163,525    205,485     30,881

---------------

(a) On April 17, 2001, the Company sold the assets of its Changes International subsidiary. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. See Note 2 to the Notes to the Consolidated Financial Statements.

(b) Represents non-cash impairment charges consisting of (i) $30,005 related to the tradename, customer lists and goodwill of Bronson; (ii) $2,887 related to property and equipment and the goodwill of Health Factors and (iii) $940 related to idle packaging equipment leased under operating leases. See Note 1.k. to the Notes to the Consolidated Financial Statements.

(c) Includes asset impairment charges of $33,832 discussed in (b) above and a provision for income taxes of $22,801 to establish a full valuation allowance against the Company's deferred tax assets.

(d) PR*Nutrition was an "S" corporation prior to its acquisition in August 1998. Upon consummation of its acquisition, PR*Nutrition terminated its "S" corporation status.

(e) (Loss) income from operations margin equals (loss) income from operations as a percentage of net sales. Excluding the effect of the asset impairment charges discussed in (b) above, the loss from operations margin would have been (9.9)% for fiscal 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     During the quarter ended March 31, 2001, the Company realigned its internal reporting structure and accordingly, reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, herbs, amino acids, sports nutrition products and nutritionally enhanced drinks and food bars primarily under the Twinlab, Ironman Triathlon, "Fuel" and other brand names; an extensive line of herbal supplements and phytonutrients under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. The direct-to-consumer segment distributes vitamins, herbs, nutritional supplements and health and beauty aids under the Bronson brand name, through catalogs and specialty direct mailings to customers, including healthcare and nutritional professionals; markets and sells vitamins and nutritional supplements through an alliance with Readers Digest Association and also manufactures, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. In March 2002, the Company announced plans to either close or sell its Health Factors' facility and has entered into a letter of intent to sell substantially all of the fixed assets related to this operation. The products manufactured by Health Factors will, in significant part, be transferred to other Twinlab manufacturing facilities. Other production related to Bronson is expected to be outsourced to third-party contractors while the manufacture of certain private label products will be discontinued. The Company also marketed nutritionally enhanced food bars and other nutritional products under the PR*Bar trademark through PR*Nutrition and conducted its publishing activities through ARP. On April 17, 2001, the Company sold the assets of its Changes International and PR*Nutrition subsidiaries and on June 1, 2001, the Company sold ARP. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. The following table sets forth, for the periods indicated, certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of net sales.

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                               2001               2000               1999
                                          ---------------    ---------------    ---------------
                                                          (DOLLARS IN MILLIONS)
Net Sales:
  Retail Segment........................  $172.8     86.5%   $213.3     88.0%   $226.4     84.3%
  Direct-to-Consumer Segment............    24.3     12.2      21.4      8.8      25.9      9.6
  Other (ARP and PR*Nutrition)..........     2.7      1.3       7.6      3.2      16.3      6.1
                                          ------    -----    ------    -----    ------    -----
Net Sales...............................   199.8    100.0     242.3    100.0     268.6    100.0
                                          ------    -----    ------    -----    ------    -----
Gross Profit............................    68.6     34.3      64.6     26.7     108.1     40.2
Operating Expenses......................    88.4     44.2      97.9     40.5      93.0     34.6
Asset Impairment Charges................    33.8     16.9        NA       NA        NA       NA
Litigation Costs........................      NA       NA        NA       NA      19.0      7.1
                                          ------    -----    ------    -----    ------    -----
Loss from Operations....................  $(53.6)   (26.8)%  $(33.3)   (13.8)%  $ (3.9)    (1.5)%
                                          ======    =====    ======    =====    ======    =====

FISCAL 2001 COMPARED TO FISCAL 2000

     Net Sales. Net sales for fiscal 2001 were $199.8 million, a decrease of $42.5 million, or 17.6%, as compared to net sales of $242.3 million for fiscal 2000. Net sales from the retail segment were $172.8 million, a decrease of $40.5 million or 19.0% compared to $213.3 million in sales in fiscal 2000. Net sales for fiscal 2001 were significantly impacted by a reduction in sales to a major customer. This customer has indicated that it will continue to purchase significantly less product from the Company during fiscal 2002 and in the foreseeable future. In addition, the decrease in net sales was attributable to a decrease in sales to the health and natural food store channel, partially offset by an increase in sales to the mass market channel. Net sales for fiscal 2001 from the direct-to-consumer segment were $24.3 million, an increase of $2.9 million or 13.8% compared to $21.4 million in sales in fiscal 2000. The increase in direct-to-consumer net sales was primarily attributable to an increase in third-party contract manufacturing offset in part by a decrease in Bronson catalog sales.

     Gross Profit. Gross profit for fiscal 2001 was $68.6 million, which represented an increase of $4.0 million, or 6.1%, as compared to $64.6 million ($80.6 million before for the 2000 herbal inventory adjustments discussed below) for fiscal 2000. Gross profit margin was 34.3% for fiscal 2001 as compared to 26.7% (33.3% before the 2000 herbal inventory adjustments) for fiscal 2000. The overall decrease in gross profit dollars (as compared to adjusted 2000) was attributable primarily to the Company's lower sales volume. The overall gross profit margin (as compared to adjusted 2000) remained relatively consistent.

     Operating Expenses. Operating expenses were $88.4 million for fiscal 2001, representing a decrease of $9.5 million, or 9.8%, as compared to $97.9 million for fiscal 2000. As a percent of net sales, operating expenses increased from 40.5% for fiscal 2000 to 44.2% for fiscal 2001. The decrease in operating expenses was primarily attributable to a reduction in the Company's advertising and trade marketing expenses, a reduction in bad debt expense and the sale of ARP and PR*Nutrition, Inc. Included in operating expenses for fiscal 2001 are $3.6 million of costs incurred in connection with the implementation of the new ERP system and approximately $1.6 million of charges related to reductions in personnel costs.

     Asset Impairment Charges. In connection with its review of long-lived assets, the Company recorded non-cash impairment charges totaling $33.8 million during the quarter ended December 31, 2001. These charges consisted of $30.0 million related to the tradename, customer lists and goodwill of Bronson and $2.9 million related to property and equipment and the goodwill of Health Factors. The impairment charges resulted from changes in the operating plans of Bronson and Health Factors. The Company calculated the present value of expected cash flows of these companies to determine the fair value of these assets. In addition, the Company recorded an impairment charge of $0.9 million related to idle packaging equipment leased under operating leases.

     Loss from Operations. The Company recorded a loss from operations of $(53.6) million for fiscal 2001, as compared to $(33.3) million for fiscal 2000. The loss from operations margin increased to (26.8)% of net sales for fiscal 2001, as compared to (13.8)% of net sales for fiscal 2000.

     Other (Expense) Income. Other (expense) income was a net expense of $6.6 million for fiscal 2001 and 2000. An increase in interest expense of $0.4 million and a reduction in interest income of $0.2 million was offset primarily by an increase in other income of $0.5 million, principally relating to litigation settlements.

     Income Taxes. The Company recorded a provision for income taxes of $22.8 million during fiscal 2001 to establish a full valuation allowance against its deferred tax assets.

     Sales of Businesses. On April 17, 2001, the Company sold the assets of its Changes International subsidiary to Goldshield Group plc for approximately $4.4 million. The Company received $3.5 million upon closing the transaction and $0.9 million was deposited into an escrow account. The Company received $0.4 million of the escrowed amount in October 2001 and the balance is scheduled to be released in April 2002. The loss on the sale of the assets was $8.7 million. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. Net sales for Changes International were $8.4 million for fiscal 2001 and income from operations was $0.4 million.

     On April 17, 2001, the Company sold the assets of PR*Nutrition, Inc. to Goldshield Group plc for approximately $0.6 million. The Company received $0.5 million upon closing the transaction and $0.1 million was deposited into an escrow account. The Company received $48,000 of the escrowed amount in October 2001 and the balance is scheduled to be released in April 2002. The Company recorded a pre-tax gain of approximately $0.3 million in connection with the sale, which has been included in operating expenses.

     On June 1, 2001, the Company sold ARP, its publishing subsidiary, to Steve Blechman, Executive Vice President and a Director of Twinlab and President/CEO of ARP, for $1.0 million. Concurrent with the sale of

ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. The Company recorded a pre-tax gain of approximately $0.7 million in connection with the sale, which has been included in operating expenses.

FISCAL 2000 COMPARED TO FISCAL 1999

     Net Sales. Net sales for fiscal 2000 were $242.3 million, a decrease of $26.3 million, or 9.8%, as compared to net sales of $268.6 million for fiscal 1999. The decrease in overall sales reflects negative trends experienced in certain market segments in the Company's industry which impacted all of the Company's distribution channels. Net sales from the retail segment were $213.3 million, a decrease of $13.1 million or 5.8% compared to the $226.4 million in sales in fiscal 1999. The decrease in net sales was significantly impacted by an inventory reduction effort at a major customer. Also contributing to the decrease in net sales were returns associated with the realignment of product mix in certain mass market accounts. The direct-to-consumer segment contributed $21.4 million to fiscal 2000 net sales as compared to $25.9 million in fiscal 1999. PR*Nutrition contributed $3.7 million to fiscal 2000 net sales as compared to $12.6 million in fiscal 1999. Effective July 1, 1999, the Ironman Triathlon bar product line was transferred from the PR*Nutrition division to the retail segment and sales attributable to such product line are reflected in the retail segment subsequent to such date. Publishing activities contributed $3.9 million to fiscal 2000 net sales as compared to $3.7 million in fiscal 1999.

     Gross Profit. Gross profit for fiscal 2000 was $64.6 million, which represented a decrease of $43.5 million or 40.2%, as compared to $108.1 million for fiscal 1999. Gross profit margin was 26.7% for fiscal 2000, as compared to 40.2% for fiscal 1999. The decline in gross profit percentage was primarily attributable to the following factors:

     - A decline in pricing with certain major customers coupled with an increase in the level of trade promotional allowances which reduced the overall effective pricing levels for products, particularly in the Health and Natural Food Store Channel.

     - The Company's total provision for excess and slow moving inventories during fiscal 2000 was $11.0 million, a significant portion of which related to herbal products. Consistent with industry trends, sales of the Company's herbal products were disappointing during the first two quarters of fiscal 2000 and, in the third quarter, were significantly below anticipated levels. As a result, the Company decided to discontinue the production and/or active marketing of certain herbal products. As a result, the Company increased its inventory reserves by approximately $8.0 million during the quarter ended September 30, 2000.

     - As a result of physical inventory counts taken during the year ended December 31, 2000, the Company recorded $8.0 million of book-to-physical inventory variances relating to its Herbal Supplements and Teas Division and its Bronson Division. This $8.0 million book-to-physical adjustment, together with the $8.0 million increase in inventory reserves discussed in the preceding paragraph, represent the "2000 herbal inventory adjustments".

     - The Company received several large returns of products principally in connection with the resetting of product offerings in the Mass Market Channel.

     Operating Expenses. Operating expenses were $97.9 million for fiscal 2000, representing an increase of $4.9 million, or 5.3%, as compared to $93.0 million for fiscal 1999. As a percent of net sales, operating expenses increased from 34.6% for fiscal 1999 to 40.5% for fiscal 2000. Increases in consumer promotional spending as well as increased bad debt reserves, principally related to the bankruptcy of a customer in the Health and Natural Food Store channel, were offset in part by a reduction in costs associated with international operations.

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

     Loss from Operations. The Company recorded a loss from operations of $(33.3) million for fiscal 2000, as compared to $(3.9) million for fiscal 1999. The loss from operations margin increased to (13.8)% of net sales for fiscal 2000, as compared to (1.5)% of net sales for fiscal 1999.

     Other (Expense) Income. Other (expense) income was a net expense of $6.6 million for fiscal 2000, as compared to a net expense of $4.9 million for fiscal 1999. The net increase of $1.7 million was primarily attributable to an increase in interest expense of $3.6 million as a result of increased debt levels, higher interest rates and additional financing fees, offset by an increase in other income of $1.9 million principally relating to litigation settlements.

     Income Taxes. As a result of losses incurred, in particular, losses before income taxes incurred in the quarter ended December 31, 2000, the Company provided a deferred tax asset valuation allowance of $26.0 million in fiscal 2000. This valuation allowance reduced the Company's deferred tax assets to a net amount which the Company believed is more likely than not to be realized through future taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was $14.2 million, $(22.3) million and $22.3 million for fiscal 2001, 2000 and 1999, respectively. The increase in fiscal 2001 compared to fiscal 2000 was primarily attributable to
(i) a reduction in accounts receivable, (ii) collection of income tax refunds and (iii) the timing of accrued expenses required to be paid. The decrease in fiscal 2000 compared to fiscal 1999 was primarily due to the increase in the net loss as well as a reduction in accounts payable and the timing of accrued expenses required to be paid.

     Capital expenditures were $3.3 million in fiscal 2001, as compared to $6.2 million in fiscal 2000 and $15.7 million in fiscal 1999. Capital expenditures in fiscal 2001 were primarily for the purchase of computer hardware and software and related implementation costs for the Company's ERP system using SAP software. Capital expenditures are expected to be approximately $1.0 million during fiscal 2002. The Company estimates that its maintenance capital expenditures will be approximately $0.5 million per fiscal year.

     Net cash used in financing activities was $18.6 million in 2001 and represented the repayment of outstanding debt. Net cash provided by financing activities was $29.7 million in 2000 and represented borrowings under the Company's Revolving Credit Facility offset by the payment of other debt. Net cash used in financing activities was $16.6 million in 1999. During 1999, the Company purchased $36.8 million worth of shares of Common Stock and repurchased $3.3 million of senior subordinated notes (the "Notes") which was offset by borrowings under the Company's Revolving Credit Facility ($16.0 million) and mortgage financing of the Utah plant expansion ($8 million).

     Effective March 29, 2001, the Company replaced its Revolving Credit Facility and entered into a new revolving line of credit inclusive of a term loan (the "New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility, as amended, provides for maximum borrowings of $60 million through March 29, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4.2 million and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (4.75% at February 28, 2002), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain current and former members of senior management of the Company provided letters of credit aggregating $15.0 million in respect of the Company's obligations under the New Revolving Credit Facility. The New Revolving Credit Facility, among other things, requires the Company to maintain specified levels of EBITDA (as defined therein), places limitations on capital expenditures and restrictions on the ability to incur debt and prohibits the payments of dividends. In March 2002, the Company completed an amendment to the New Revolving Credit Facility, which among other things, revised the financial covenant relating to EBITDA and increased the interest rate on borrowings by 0.25%. In connection with the amendment, the Company also received a waiver for non-compliance with the covenant relating to EBITDA as of December 31, 2001. Borrowings outstanding under the New Revolving Credit Facility as of February 28, 2002 were approximately $30.4 million. As of February 28, 2002, approximately $8.6 million of borrowings were available under the New Revolving Credit Facility.

     Twinlab Corporation has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, Twinlab Corporation's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The Indenture relating to the Company's 10 1/4% senior subordinated notes and the New Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

     The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2001:

                                                  YEARS ENDING DECEMBER 31,
                                         --------------------------------------------
  CONTRACTUAL OBLIGATIONS       TOTAL     2002     2003     2004      2005     2006     THEREAFTER
----------------------------   -------   ------   ------   -------   ------   -------   ----------
Long-term debt..............   $79,370   $2,241   $1,551   $31,277   $  875   $40,859     $2,567
Operating lease
  obligations...............    13,087    4,784    3,549     2,403    1,823       528         --
Severance/Non-compete
  obligations...............     1,988      800      688       500       --        --         --
                               -------   ------   ------   -------   ------   -------     ------
Total.......................   $94,445   $7,825   $5,788   $34,180   $2,698   $41,387     $2,567
                               =======   ======   ======   =======   ======   =======     ======

     Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next 12 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under its New Revolving Credit Facility. See Item 2, "Factors Effecting Future Performance" and Item 3, "Legal Proceedings".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions including those related to customer returns and allowances, allowance for doubtful accounts, inventories, long-lived assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable. Actual results could differ materially from those estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     - The Company records estimated reductions to sales for customer returns and allowances. Should the Company's customers return products or claim allowances greater than estimated by the Company, additional reductions to sales may be required.

     - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     - The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto. If actual future demand or market conditions are less favorable than those projected by management, additional loss provisions may be required.

     - The Company reviews its long-lived assets, including its intangible assets, for impairment. The carrying value of these assets would be impaired if the best estimate of future undiscounted cash flows over their remaining amortization period is less than their carrying value. If an asset is impaired, the loss is measured using estimated fair value. As previously discussed, the Company recorded non-cash impairment charges totaling $33.8 million during the quarter ended December 31, 2001.

     - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of losses incurred, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2001. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

     - As discussed in "Business -- Factors Affecting Future Performance -- Ma Huang" in Item 1, "Legal Proceedings" in Item 3 and Note 11 to the Notes to the Consolidated Financial Statements, the Company has been named as a defendant in several currently pending lawsuits alleging that its products containing Ma Huang caused injuries, death and/or damages, as well as certain proceedings seeking class action certification for alleged deceptive advertising claims related to its products containing Ma Huang. The Company intends to vigorously defend these lawsuits. The Company's 2002 Insurance Program for products containing Ma Huang (i) does not cover legal defense costs (which were a covered expense under prior insurance programs), (ii) provides significantly lower coverage limits and higher self-insured retentions; and (iii) requires the Company to pay higher premium costs; as compared to products liability insurance programs for prior periods. There can be no assurance that any litigation against the Company related to products containing Ma Huang and covered by the 2002 Insurance Program will not have a material adverse effect on the financial condition or results of operation of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, could have material adverse effect on the financial condition and result of operation of the Company. It is premature for the Company to estimate a range of potential losses, if any, in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its products containing Ma Huang. In the event a material loss due to these lawsuits becomes probable, and the amount can be reasonably estimated, the recognition of such loss could have a material adverse effect on the financial condition and results of operations of the Company.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after July 1, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently in the process of performing the transitional fair value based impairment test on goodwill, however, the adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements.

     Effective January 1, 2002, EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," requires that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Upon adoption, the Company will characterize the applicable costs as a reduction of net sales rather than as operating expenses. The Company is currently evaluating the impact of adopting EITF No. 00-25, however, the adoption will not impact the Company's financial position, operating income or net income.

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

     The Company measures its market risk, related to its holdings of financial instruments, based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in interest rates. The Company used current market rates on its market risk sensitive liabilities to perform the sensitivity analysis.

INTEREST RATE RISK

     The Company is exposed to changes in interest rates on its floating rate New Revolving Credit Facility and fixed rate Notes. At December 31, 2001 and 2000, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $1.4 million and $1.7 million, respectively. At December 31, 2001 and 2000, the Company had $30.5 million and $47.0 million, respectively, of borrowings outstanding under its revolving credit facilities. A hypothetical 10% change in interest rates would not have a material effect on the Company's pretax loss or cash flow.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Information required under PART III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 14, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2). Consolidated Financial Statements and Financial Statement
Schedules:

                                                               PAGE
                                                               ----
TWINLAB CORPORATION AND SUBSIDIARIES
Independent Auditors' Report................................   F-1
(1) FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999.......................   F-3
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 2001, 2000 and 1999...........   F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999.......................   F-5
  Notes to Consolidated Financial Statements................   F-6
(2) FINANCIAL STATEMENT SCHEDULES
  For the Three Years Ended December 31, 2001
  Schedule I -- Condensed Financial Information of
     Registrant.............................................   S-1
  Schedule II -- Valuation and Qualifying Accounts..........   S-4

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c) Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
  2.1     --    Stock Purchase and Sale Agreement, dated as of March 5,
                1996, among David Blechman, Jean Blechman, Brian Blechman,
                Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman,
                Stephen Welling, the Registrant, Natur-Pharma Inc. and GEI
                (the "Stock Purchase and Sale Agreement") (incorporated by reference to Exhibit 2.1 to the Registration Statement on
                Form S-1, dated June 4, 1996, as amended, filed by the
                Registrant, Registration No. 333-05191; "Twinlab S-1").
 2.1.1    --    Amendment to the Stock Purchase and Sale Agreement, dated
                May 6, 1996 (incorporated by reference to Exhibit 2.1.1 to
                Twinlab S-1).
  3.1     --    Second Amended and Restated Certificate of Incorporation of
                the Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, dated June 25, 1996, as amended, filed by Twin, Registration No. 333-06781; "Twin
                S-4").
  3.2     --    Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.5 to Twin S-4).
  4.1     --    Indenture, dated May 7, 1996, among Twin, and ARP and the
                Registrant (together, the "Guarantors"), and Fleet National
                Bank as Trustee, Registrar, Paying Agent and Securities
                Agent, regarding Twin's 10 1/4% Senior Subordinated Notes
                due 2006 and the 10 1/4% Senior Subordinated Notes due 2006
                issued in exchange therefor (incorporated by reference to
                Exhibit 4.2 to Twin S-1).
  4.2     --    First Supplemental Indenture, dated as of December 1, 1997, to the Indenture dated as of May 7, 1996, among Twin and
                ARP, Changes International and the Registrant, as Guarantors
                and State Street Bank and Trust Company (as successor to
                Fleet National Bank), as Trustee regarding Twin's 10 1/4%
                Senior Subordinated Notes due 2006 (incorporated by
                reference to Exhibit 4.2 to the Registration Statement on
                Form S-3, dated March 17, 1998, Registration No. 333-48091).
  4.3     --    Second Supplemental Indenture, dated as of May 14, 1998, to the Indenture dated as of May 7, 1996, among Twin and ARP,
                Changes International, Bronson, Health Factors and the
                Registrant, as Guarantors and State Street Bank and Trust
                Company (as successor to Fleet National Bank), as Trustee
                regarding Twin's 10 1/4% Senior subordinated Notes due 2006.
                (incorporated by reference to Exhibit 4.3 to the 1998 Annual
                Report).
  4.4     --    Third Supplemental Indenture, dated as of September 15,
                1998, to the Indenture dated as of May 7, 1996, among Twin and ARP, Changes International, Bronson, Health Factors,
                PR*Nutrition and the Registrant, as Guarantors and State
                Street Bank and Trust Company (as successor to Fleet
                National Bank), as Trustee regarding Twin's 10 1/4% Senior
                Subordinated Notes due 2006. (incorporated by reference to
                Exhibit 4.4 to the 1998 Annual Report).
 10.1     --    Credit and Guarantee Agreement, dated May 7, 1996, among
                Twin, the Registrant, the financial institutions named
                therein, Chemical Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by
                reference to Exhibit 4.3 to Twinlab S-1).
 10.2     --    Guarantee and Collateral Agreement, dated May 7, 1996, among the Registrant, Twin, and ARP in favor of Chemical Bank, as
                Administrative Agent (incorporated by reference to Exhibit
                10.1 to Twinlab S-1).
 10.3     --    Form of Revolving Credit Note (incorporated by reference to
                Exhibit 10.4 to the 1996 Annual Report).
 10.4     --    Form of Swing Line Note (incorporated by reference to
                Exhibit 10.5 to the 1996 Annual Report).
 10.5     --    Deed of Trust, dated May 7, 1996 (the "Deed of Trust"), from
                Twin to First American Title Company of Utah, Trustee for
                the use and benefit of Chemical Bank, as Administrative
                Agent, Beneficiary (incorporated by reference to Exhibit
                10.6 to Twinlab S-1).
 10.6     --    Amendment to Deed of Trust, dated November 20, 1996, among
                Twin and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.7 to the 1996 Annual Report).
 10.7     --    Stockholders Agreement, dated May 7, 1996, among Brian
                Blechman, Neil Blechman, Ross Blechman, Steve Blechman, Dean
                Blechman and Stephen Welling, the Registrant and GEI
                (incorporated by reference to Exhibit 10.8 to Twinlab S-1).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.8     --    Secondary Stockholders Agreement among Brian Blechman, Neil
                Blechman, Ross Blechman, Steve Blechman, Dean Blechman and
                Stephen Welling, the Registrant, GEI, DLJ Investment
                Funding, Inc., DLJ Investment Partners, L.P., Chase Equity
                Associates, L.P., PMI Mezzanine Fund, L.P. and State
                Treasurer of the State of Michigan, Custodian of the
                Michigan Public School Employees' Retirement System, State
                Employees' Retirement System, Michigan State Police
                Retirement System, and Michigan Judges Retirement System
                (incorporated by reference to Exhibit 10.9 to Twinlab S-1).
 10.9     --    Consulting Agreement, dated May 7, 1996, between Twin and
                David Blechman (incorporated by reference to Exhibit 10.10 to Twinlab S-1).
 10.10    --    Consulting Agreement, dated May 7, 1996, between Twin and
                Jean Blechman (incorporated by reference to Exhibit 10.17 to
                Twinlab S-1).
 10.11    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and David Blechman (incorporated by reference to Exhibit
                10.18 to Twinlab S-1).
 10.12    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Jean Blechman (incorporated by reference to Exhibit
                10.19 to Twinlab S-1).
 10.13    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Brian Blechman (incorporated by reference to Exhibit
                10.20 to Twinlab S-1).
 10.14    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Neil Blechman (incorporated by reference to Exhibit
                10.21 to Twinlab S-1).
 10.15    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Ross Blechman (incorporated by reference to Exhibit
                10.22 to Twinlab S-1).
 10.16    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Steve Blechman (incorporated by reference to Exhibit
                10.23 to Twinlab S-1).
 10.17    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Dean Blechman (incorporated by reference to Exhibit
                10.24 to Twinlab S-1).
 10.18    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Stephen Welling (incorporated by reference to Exhibit
                10.25 to Twinlab S-1).
 10.19    --    Form of Restated Standard Indemnity Agreement, dated August
                1992, between Twin and Showa Denko America, Inc.
                (incorporated by reference to Exhibit 10.28 to Twinlab S-1).
 10.20    --    Form of SDR Guaranty Agreement, dated August 1992, between
                Twin and Showa Denko K.K. (incorporated by reference to
                Exhibit 10.29 to Twinlab S-1).
 10.21    --    Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).
 10.22    --    Construction Contract, dated February 27, 1998, between Twin and Interwest Construction Company, Inc. (incorporated by
                reference to Exhibit 10.32 to the 1997 Annual Report).
 10.23    --    Lease, dated January 16, 1998, between Twin and Reckson
                Operating Partnership, L.P. (incorporated by reference to
                Exhibit 10.33 to the 1997 Annual Report).
 10.24    --    Asset Purchase Agreement, dated as of March 17, 1998, among
                Jones Medical Industries, Inc., JMI-Phoenix Laboratories,
                Inc., Twin and Bronson Laboratories, Inc. (incorporated by reference to Exhibit 10.34 to the 1997 Annual Report on Form
                10K).
 10.25    --    Twinlab Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 to the 1998 Annual Report).
 10.26    --    Employment Agreement, dated May 7, 1999, between Twin and
                Steve Welling. (incorporated by reference to Exhibit 10.37 to the 1999 Annual Report).
 10.27    --    Employment Agreement, dated January 1, 2000, between Twin
                and Ross Blechman. (incorporated by reference to Exhibit
                10.38 to the 1999 Annual Report).
 10.28    --    Employment Agreement, dated January 1, 2000, between Twin
                and Dean Blechman. (incorporated by reference to Exhibit
                10.39 to the 1999 Annual Report).
 10.29    --    Employment Agreement, dated January 1, 2000, between Twin
                and Neil Blechman. (incorporated by reference to Exhibit
                10.40 to the 1999 Annual Report).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.30    --    Employment Agreement, dated January 1, 2000, between Twin
                and Steve Blechman. (incorporated by reference to Exhibit
                10.41 to the 1999 Annual Report).
 10.31    --    Non-Competition Agreement, dated March 9, 2000, between Twin and Brian Blechman. (incorporated by reference to Exhibit
                10.42 to the 1999 Annual Report).
 10.32    --    Fourth Supplemental Indenture, dated as of January 25, 2000, to the Indenture dated May 7, 1996, among Twin, ARP, Changes
                International, Bronson, Health Factors, PR*Nutrition,
                Twinlab FSC and the Registrant, as Guarantors and State
                Street Bank and Trust Company (as successor to Fleet
                National Bank) as Trustee regarding Twins 10 1/4% Senior
                Subordinated Notes due 2006. (incorporated by reference to
                Exhibit 10.43 to the 1999 Annual Report).
 10.33    --    First Amendment and Waiver dated as of March 22, 1999 to the
                Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
                several banks and financial institutions. (incorporated by reference to Exhibit 10.44 to the 1999 Annual Report).
 10.34    --    Second Amendment, dated as of November 12, 1999, to the
                Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
                several banks and financial institutions. (incorporated by reference to Exhibit 10.45 to the 1999 Annual Report).
 10.35    --    Third Amendment and Waiver, dated as of November 13, 2000 to the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions (incorporated by reference to Exhibit 10.46 to the Quarterly Report on
                Form 10-Q for the quarter ended September 30, 2000).
 10.36    --    Fifth Supplemental Indenture, dated as of March 30, 2001 to the Indenture dated May 7, 1996, among the Company, its
                subsidiaries and the Registrant, as Guarantors, and State
                Street Bank and Trust Company (as successor to Fleet
                National Bank) as Trustee regarding Twin's 10 1/4% Senior
                Subordinated Notes due 2006. (Incorporated by reference to
                Exhibit 10.36 to Amendment No. 1 on Form 10-K/A to the 2000
                Form 10-K.)
 10.37    --    Fourth Amendment and Waiver, dated as of December 15, 2000 to the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions. (Incorporated by reference to Exhibit 10.37 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K.)
 10.38    --    Fifth Amendment and Waiver, dated as of February 15, 2001 to the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions. (Incorporated by reference to Exhibit 10.38 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K.)
 10.39    --    Sixth Amendment and Waiver, dated as of March 30, 2001 to
                the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions. (Incorporated by reference to Exhibit 10.39 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K.)
 10.40    --    Financing Agreement between The CIT Group/Business Credit,
                Inc. and other financial institutions and Twin Laboratories
                Inc., ARP, Changes, PR*Nutrition, Health Factors and Bronson
                dated as of March 29, 2001. (Incorporated by reference to
                Exhibit 10.40 to Amendment No. 1 on Form 10-K/A to the 2000
                Form 10-K.)
 10.41    --    Security Agreement between Dean and Ross Blechman and The
                CIT Group/Business Credit, Inc. dated as of March 29, 2001.
                (Incorporated by reference to Exhibit 10.41 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K.)
 10.42    --    Intercreditor Agreement between Dean and Ross Blechman and
                The CIT Group/Business Credit, Inc. dated as of March 29,
                2001. (Incorporated by reference to Exhibit 10.42 to
                Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K.)
 10.43    --    Guaranty between Dean and Ross Blechman and The CIT
                Group/Business Credit, Inc. dated as of March 29, 2001.
                (Incorporated by reference to Exhibit 10.43 to Amendment No.
                1 on Form 10-K/ A to the 2000 Form 10-K.)

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.44    --    Reimbursement Agreement No. 1 between Twinlab Corporation,
                Twin Laboratories Inc., ARP, Changes, PR*Nutrition, Bronson
                and Dean and Ross Blechman dated as of March 29, 2001.
                (Incorporated by reference to Exhibit 10.44 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K.)
 10.45    --    Deed of Trust, Assignment of Rents, Security Agreement and
                Fixture Filing dated as of March 29, 2001 between Twin
                Laboratories Inc. as grantor, Chicago Title Insurance
                Company, as trustee, and The CIT Group/Business Credit,
                Inc., as agent. (Incorporated by reference to Exhibit 10.45 to Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K.)
 10.46    --    Mortgage, Assignment of Rents, Security Agreement and
                Fixture Filing dated as of March 29, 2001 between Twin
                Laboratories Inc. and The CIT Group/Business. (Incorporated
                by reference to Exhibit 10.46 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K.)
 10.47    --    Deed of Trust and Financing Statement dated as of March 29,
                2001 between Health Factors International, Inc., as trustor,
                Chicago Title Insurance Company, as trustee, and The CIT
                Group/ Business Credit, Inc. as agent. (Incorporated by
                reference to Exhibit 10.47 to Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K.)
 10.48    --    Guaranty (Parent) between the Registrant and The CIT
                Group/Business Credit, Inc. dated as of March 29, 2001.
                (Incorporated by reference to Exhibit 10.48 to Amendment No.
                1 on Form 10-K/ A to the 2000 Form 10-K.)
 10.49    --    Guaranty (Co-Borrowers) between the subsidiaries of
                Registrant and The CIT Group/Business Credit, Inc. dated as of March 29, 2001. (Incorporated by reference to Exhibit
                10.49 to Amendment No. 1 on Form 10-K/A to the 2000 Form
                10-K.)
 10.50    --    Letter agreement concerning $15 million letter of credit
                between the Blechman Brothers and The CIT Group/Business
                Credit, Inc., dated as of March 29, 2001. (Incorporated by reference to Exhibit 10.50 to Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K.)
 10.51    --    Stock Pledge Agreement between the subsidiaries of the
                Registrant and The CIT Group/Business Credit, Inc. dated as of March 29, 2001. (Incorporated by reference to Exhibit
                10.51 to Amendment No. 1 on Form 10-K/A to the 2000 Form
                10-K.)
 10.52    --    Stock Pledge Agreement between the Registrant and The CIT
                Group/Business Credit, Inc. dated as of March 29, 2001.
                (Incorporated by reference to Exhibit 10.52 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K.)
 10.53    --    Grant of Security Interest in Patents, Trademarks,
                Copyrights and Licenses between the subsidiaries of the
                Registrant and The CIT Group/Business Credit, Inc., dated as of March 29, 2001. (Incorporated by reference to Exhibit
                10.53 to Amendment No. 1 on Form 10-K/A to the 2000 Form
                10-K.)
 10.54    --    April 10, 2001 -- Amendment Number One to the Financing
                Agreement dated as of March 29, 2001 between CIT
                Group/Business Credit and Twin Laboratories Inc. and its
                affiliates as borrowers.*
 10.55    --    May 31, 2001 -- Waiver and Amendment Number Two to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit and Twin Laboratories
                Inc. and its affiliates as borrowers.*
 10.56    --    June 5, 2001 -- Waiver and Amendment Number Three to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit and Twin Laboratories
                Inc. and its affiliates as borrowers.*
 10.57    --    September 14, 2001 -- Waiver and Amendment Four to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit, Inc., other lenders thereto and Twin Laboratories Inc. and certain subsidiaries as borrowers.*
 10.58    --    February 28, 2002 -- Waiver and Amendment Number Five to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit, Inc., and other
                lenders thereto and Twin Laboratories Inc. and certain
                subsidiaries as borrowers.*
 10.59    --    Asset Purchase Agreement between Goldshield Acquisitions
                Inc., Changes International, Inc. and Twinlab Corporation
                dated as of April 17, 2001.*

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.60    --    Asset Purchase Agreement between Goldshield Purchases Inc.,
                PR*Nutrition, Inc. and Twinlab Corporation dated as of April
                17, 2001.*
 10.61    --    Stock Purchase Agreement between Advanced Research Press,
                Inc. and Steve Blechman dated as of June 1, 2001.*
 10.62    --    Termination Agreement between Dean Blechman and Twin
                Laboratories Inc. dated as of January 1, 2002.*
 21.1     --    List of Registrant's Subsidiaries.
 23.1     --    Consent of Deloitte & Touche LLP.

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

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

                     SIGNATURE                                     TITLE(S)                    DATE
                     ---------                                     --------                    ----
                 /s/ ROSS BLECHMAN                       Chairman of the Board, Chief      April 1, 2002
---------------------------------------------------    Executive Officer, President and
                   Ross Blechman                        Director (Principal Executive
                                                                   Officer)

                 /s/ NEIL BLECHMAN                       Executive Vice President and      April 1, 2002
---------------------------------------------------                Director
                   Neil Blechman

                /s/ BRIAN BLECHMAN                        Executive Vice President,        April 1, 2002
---------------------------------------------------         Treasurer and Director
                  Brian Blechman

                /s/ STEVE BLECHMAN                                 Director                April 1, 2002
---------------------------------------------------
                  Steve Blechman

                 /s/ DEAN BLECHMAN                                 Director                April 1, 2002
---------------------------------------------------
                   Dean Blechman

               /s/ JOSEPH SINICROPI                   Chief Financial Officer (Principal   April 1, 2002
---------------------------------------------------   Financial and Accounting Officer)
                 Joseph Sinicropi

              /s/ STEPHEN L. WELLING                     President-Direct-to-Consumer      April 1, 2002
---------------------------------------------------          Channel and Director
                Stephen L. Welling

             /s/ JONATHAN D. SOKOLOFF                              Director                April 1, 2002
---------------------------------------------------
               Jonathan D. Sokoloff

                /s/ JOHN G. DANHAKL                                Director                April 1, 2002
---------------------------------------------------
                  John G. Danhakl

            /s/ WILLIAM U. WESTERFIELD                             Director                April 1, 2002
---------------------------------------------------
              William U. Westerfield

               /s/ LEONARD SCHUTZMAN                               Director                April 1, 2002
---------------------------------------------------
                 Leonard Schutzman

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Twinlab Corporation
Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of Twinlab Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Twinlab Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Jericho, New York
March 21, 2002

                      TWINLAB CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
ASSETS (Note 7)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     --   $  4,890
  Accounts receivable, net of allowance for bad debts of
     $6,100 and $4,879, respectively (Note 12)..............    26,450     51,053
  Inventories (Note 3)......................................    43,977     49,941
  Deferred tax assets (Note 9)..............................        --      9,214
  Prepaid taxes.............................................        --     11,692
  Prepaid expenses and other current assets.................     2,094      1,640
  Net assets of discontinued operations (Note 2)............        --     12,933
                                                              --------   --------
     Total current assets...................................    72,521    141,363
PROPERTY, PLANT AND EQUIPMENT, Net (Note 4).................    46,854     50,310
DEFERRED TAX ASSETS (Note 9)................................        --     14,228
OTHER ASSETS (Notes 1 and 5)................................     9,239     42,274
                                                              --------   --------
TOTAL.......................................................  $128,614   $248,175
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)................  $  2,241   $  2,072
  Accounts payable..........................................    19,352     27,496
  Accrued expenses and other current liabilities (Note 6)...     8,870     10,721
                                                              --------   --------
     Total current liabilities..............................    30,463     40,289
LONG-TERM DEBT, less current portion (Note 7)...............    77,129     95,899
                                                              --------   --------
     Total liabilities......................................   107,592    136,188
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY (Note 8):
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued................................        --         --
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 33,041,756 issued and 28,940,856
     outstanding as of December 31, 2001 and 32,748,867
     issued and 28,647,967 outstanding as of December 31,
     2000...................................................    33,042     32,749
  Additional paid-in capital................................   290,001    289,690
  Accumulated deficit.......................................  (265,227)  (173,658)
                                                              --------   --------
                                                                57,816    148,781
  Treasury stock at cost; 4,100,900 shares..................   (36,794)   (36,794)
                                                              --------   --------
     Total shareholders' equity.............................    21,022    111,987
                                                              --------   --------
TOTAL.......................................................  $128,614   $248,175
                                                              ========   ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                2001       2000       1999
                                                              --------   --------   --------
NET SALES (Note 12).........................................  $199,794   $242,329   $268,634
COST OF SALES...............................................   131,216    177,694    160,535
                                                              --------   --------   --------
GROSS PROFIT................................................    68,578     64,635    108,099
OPERATING EXPENSES..........................................    88,367     97,962     93,015
ASSET IMPAIRMENT CHARGES (Note 1)...........................    33,832         --         --
LITIGATION COSTS (Note 11)..................................        --         --     19,000
                                                              --------   --------   --------
LOSS FROM OPERATIONS........................................   (53,621)   (33,327)    (3,916)
                                                              --------   --------   --------
OTHER (EXPENSE) INCOME:
  Interest income...........................................       129        314        335
  Interest expense..........................................    (9,226)    (8,866)    (5,289)
  Other (Note 11)...........................................     2,484      1,967         29
                                                              --------   --------   --------
                                                                (6,613)    (6,585)    (4,925)
                                                              --------   --------   --------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEM.......................   (60,234)   (39,912)    (8,841)
PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 9)..........    22,801     10,936     (3,432)
                                                              --------   --------   --------
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM...   (83,035)   (50,848)    (5,409)
                                                              --------   --------   --------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, adjusted for
     applicable income taxes of $211, $(548) and $200,
     respectively...........................................       164     (1,087)       314
  Loss on disposal of subsidiary, adjusted for income taxes
     of $449................................................    (8,698)        --         --
                                                              --------   --------   --------
                                                                (8,534)    (1,087)       314
EXTRAORDINARY ITEM, net of income tax benefit of $50 (Note
  7)........................................................        --         --         81
                                                              --------   --------   --------
NET LOSS....................................................  $(91,569)  $(51,935)  $ (5,176)
                                                              ========   ========   ========
BASIC AND DILUTED LOSS PER SHARE (Note 8):
  Loss from continuing operations before extraordinary
     item...................................................  $  (2.89)  $  (1.77)  $  (0.17)
  (Loss) income from discontinued operations................     (0.30)     (0.04)      0.01
  Extraordinary item........................................        --         --         --
                                                              --------   --------   --------
  Net loss..................................................  $  (3.19)  $  (1.81)  $  (0.l6)
                                                              ========   ========   ========
  Basic and diluted weighted average shares outstanding.....    28,670     28,638     31,594
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                       COMMON STOCK       ADDITIONAL
                                   --------------------    PAID-IN     ACCUMULATED   TREASURY
                                     SHARES     AMOUNT     CAPITAL       DEFICIT      STOCK      TOTAL
                                   ----------   -------   ----------   -----------   --------   --------
Balance at January 1, 1999.......  32,705,049   $32,705    $289,327     $(116,547)   $     --   $205,485
Net loss and comprehensive
  loss...........................          --        --          --        (5,176)         --     (5,176)
Shares issued under Outside
  Directors Plan (Note 8.a.).....       1,184         1           9            --          --         10
Purchase of treasury stock (Note
  8.c.)..........................          --        --          --            --     (36,794)   (36,794)
                                   ----------   -------    --------     ---------    --------   --------
Balance at December 31, 1999.....  32,706,233    32,706     289,336      (121,723)    (36,794)   163,525
Net loss and comprehensive
  loss...........................          --        --          --       (51,935)         --    (51,935)
Shares issued under Outside
  Directors Plan (Note 8.a.).....       2,280         2          18            --          --         20
Equity issued for professional
  services.......................      40,354        41         336            --          --        377
                                   ----------   -------    --------     ---------    --------   --------
Balance at December 31, 2000.....  32,748,867    32,749     289,690      (173,658)    (36,794)   111,987
Net loss and comprehensive
  loss...........................          --        --          --       (91,569)         --    (91,569)
Shares issued under Outside
  Directors Plan (Note 8.a.).....      11,288        11           9            --          --         20
Equity issued for professional
  services.......................     281,601       282         302            --          --        584
                                   ----------   -------    --------     ---------    --------   --------
Balance at December 31, 2001.....  33,041,756   $33,042    $290,001     $(265,227)   $(36,794)  $ 21,022
                                   ==========   =======    ========     =========    ========   ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(91,569)  $(51,935)  $ (5,176)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss (income) from discontinued operations..............     8,534      1,087       (314)
    Asset impairment charges................................    33,832         --         --
    Extraordinary item......................................        --         --         81
    Depreciation and amortization...........................     8,779      6,977      5,999
    Provision for excess and slow moving inventories........        --     10,868      7,734
    Bad debt expense........................................     2,156      4,415        978
    Deferred income taxes...................................    23,442     21,324      1,622
    Gain on sale of businesses..............................      (971)        --         --
    Other...................................................       587      1,274        218
    Changes in operating assets and liabilities:
      Accounts receivable...................................    22,447     (3,014)     6,822
      Inventories...........................................     5,696      9,135     (6,715)
      Prepaid expenses and other current assets.............       144      1,234        266
      Prepaid taxes.........................................    11,692     (3,509)    (8,183)
      Accounts payable......................................    (8,144)    (4,566)     2,193
      Accrued expenses and other current liabilities........    (2,940)   (15,059)    15,787
                                                              --------   --------   --------
      Net cash provided by (used in) continuing
       operations...........................................    13,685    (21,769)    21,312
      Net cash provided by (used in) discontinued
       operations...........................................       513       (500)       954
                                                              --------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................    14,198    (22,269)    22,266
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of businesses......................     5,114         --         --
  Acquisition of property, plant and equipment..............    (3,320)    (6,195)   (15,722)
  (Increase) decrease in other assets.......................    (2,281)      (347)     1,519
                                                              --------   --------   --------
         Net cash used in investing activities..............      (487)    (6,542)   (14,203)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of senior subordinated notes...................        --         --     (3,333)
  Proceeds from issuance of debt............................        --         --      8,000
  Net (repayments) borrowings under revolving credit
    facilities..............................................   (16,532)    31,000     16,000
  Purchase of treasury stock................................        --         --    (36,794)
  Payments of debt..........................................    (2,069)    (1,293)      (431)
                                                              --------   --------   --------
         Net cash (used in) provided by financing
           activities.......................................   (18,601)    29,707    (16,558)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (4,890)       896     (8,495)
Cash and cash equivalents at beginning of year..............     4,890      3,994     12,489
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $     --   $  4,890   $  3,994
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest, net of capitalized interest of $585 in 1999...  $  8,830   $  8,051   $  5,125
                                                              ========   ========   ========
    Income taxes, net of cash refunds.......................  $(11,540)  $ (7,104)  $  3,545
                                                              ========   ========   ========
    Acquisition of equipment and computer software and costs
     under lease obligations................................  $     --   $  3,374   $     --
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of presentation and principles of consolidation -- The consolidated financial statements of Twinlab Corporation include the accounts of Twinlab Corporation ("Twinlab") and its direct and indirect subsidiaries, all of which are wholly-owned (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

     The Company is a leading manufacturer and marketer of high-quality, science-based nutritional supplements sold through health and natural food stores and national and regional drug store chains, supermarkets, and mass market retailers and is also engaged in the sale of its products through direct sales channels, including catalog marketing.

     b. Cash equivalents -- Investments with original maturities of three months or less are considered cash equivalents.

     c. Inventories -- Inventories are stated at the lower of cost (first-in, first-out method) or market value.

     d. Property, plant and equipment -- Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets. Useful lives are 10 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment and 3 to 8 years for office and computer equipment. Amortization of leasehold improvements is computed by the straight-line method over the shorter of the estimated useful lives of the related assets or lease term.

     e. Intangible assets -- Trademarks are being amortized on the straight-line method over their expected lives, not to exceed forty years. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on the straight-line method over periods ranging from thirty years to forty years. Other intangible assets acquired in connection with the acquisition of Bronson Laboratories, Inc. ("Bronson") are being amortized on the straight-line method over periods ranging from eight years to thirty years (See Note 1.k.).

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

     h. Advertising and promotions -- The Company advertises its branded products through national and regional media, and through cooperative advertising programs with customers. The Company's advertising expenses were $14,855, $16,810 and $21,277 for the years ended December 31, 2001, 2000 and
1999, respectively.

     Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these advertising and promotional programs are expensed as incurred. Costs for cooperative advertising programs are expensed at the time the related revenues are recorded.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     i. Research and development expenses -- The Company charges research and development expenses to operations as incurred. Research and development expenses were $2,651, $2,524 and $1,844 for the years ended December 31, 2001, 2000 and 1999, respectively.

     j. Earnings per share -- The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share.

     k. Impairment of long-lived assets -- In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair values.

     In connection with its review of long-lived assets, the Company recorded non-cash impairment charges totaling $33,832 during the quarter ended December 31, 2001. These charges consisted of $30,005 related to the tradename, customer lists and goodwill of Bronson and $2,887 related to property and equipment and the goodwill of Health Factors International, Inc. ("Health Factors"). The impairment charges resulted from changes in the operating plans of Bronson and Health Factors. The Company calculated the present value of expected cash flows of these companies to determine the fair value of these assets. In addition, the Company recorded an impairment charge of $940 related to idle packaging equipment leased under operating leases.

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

     n. Use of estimates in the preparation of financial statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions including those related to customer returns and allowances, allowance for doubtful accounts, inventories, long-lived assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable. Actual results could differ materially from those estimates.

     o. Reclassifications -- Certain prior year balances have been reclassified to conform with current year classifications.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     p. New accounting pronouncements -- The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after July 1, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently in the process of performing the transitional fair value based impairment test on goodwill, however, the adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements.

     Effective January 1, 2002, EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," requires that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Upon adoption, the Company will characterize the applicable costs as a reduction of net sales rather than as operating expenses. The Company is currently evaluating the impact of adopting EITF No. 00-25, however, the adoption will not impact the Company's financial position, operating income or net income.

2.  DISPOSITION OF OPERATIONS

     a. Changes International, Inc. -- On April 17, 2001, the Company sold the assets of its Changes International, Inc. ("Changes International") subsidiary to Goldshield Group plc for approximately $4,405. The Company received $3,524 upon closing the transaction and $881 was deposited into an escrow account. The Company received $352 of the escrowed amount in October 2001 and the balance is scheduled to be released in April 2002. The loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     Net sales and income (loss) from discontinued operations are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001     2000      1999
                                                           ------   -------   -------
Net sales................................................  $8,407   $38,052   $46,970
Operating income (loss)..................................     423    (1,564)      390
Provision for (benefit from) income taxes................     211      (548)      200
Income (loss) from discontinued operations...............     164    (1,087)      314
Income (loss) from discontinued operations per diluted
  share..................................................    0.01     (0.04)     0.01

     The net assets (liabilities) of discontinued operations are comprised of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Inventories.................................................     $  --         $ 2,115
Property, plant and equipment, net..........................        --             464
Intangible assets...........................................        --          10,354
Accrued costs...............................................      (251)             --
                                                                 -----         -------
Net (liabilities) assets of discontinued operations.........     $(251)        $12,933
                                                                 =====         =======

     At December 31, 2001, the net liabilities of discontinued operations of $251 have been included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

     b. PR Nutrition, Inc. -- On April 17, 2001, the Company sold the assets of PR Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction and $119 was deposited into an escrow account. The Company received $48 of the escrowed amount in October 2001 and the balance is scheduled to be released in April 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale of these assets which has been included in operating expenses in the accompanying Consolidated Statement of Operations.

     c. Advanced Research Press, Inc. -- On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive Vice President and a Director of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. The Company recorded a pre-tax gain of approximately $674 in connection with the sale, which has been included in operating expenses in the accompanying Consolidated Statement of Operations.

3.  INVENTORIES

     Inventories consist of the following:

                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $10,324   $13,217
Work in process.............................................    6,787    10,992
Finished goods..............................................   26,866    25,732
                                                              -------   -------
     Total..................................................  $43,977   $49,941
                                                              =======   =======

     Reserves for excess and obsolete inventory totaled $14,556 and $15,803 as of December 31, 2001 and 2000, respectively, and have been included as a component of the above amounts.

                      TWINLAB CORPORATION AND SUBSIDIARIES

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                               2001      2000
                                                              -------   -------
Land, buildings, improvements and leasehold improvements....  $30,161   $30,275
Machinery and equipment.....................................   20,356    20,749
Office and computer equipment...............................   18,144    10,594
Automobiles.................................................       50        54
Construction in progress (including internal use software of
  $4,767 in 2000)...........................................       --     5,788
                                                              -------   -------
                                                               68,711    67,460
Less: accumulated depreciation and amortization.............   21,857    17,150
                                                              -------   -------
  Property, plant and equipment -- net......................  $46,854   $50,310
                                                              =======   =======

5.  OTHER ASSETS

     Other assets consist of the following:

                                                               2001     2000
                                                              ------   -------
Goodwill, net of accumulated amortization of $152 and
  $1,489, respectively......................................  $  352   $13,694
Acquired tradenames, net of accumulated amortization of $0
  and $1,896, respectively..................................      --    19,439
Other.......................................................   8,887     9,141
                                                              ------   -------
     Total..................................................  $9,239   $42,274
                                                              ======   =======

     See Note 1.k. relating to asset impairment charges recorded during the year ended December 31, 2001.

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                               2001     2000
                                                              ------   -------
Accrued salaries, employee benefits and payroll taxes.......  $3,746   $ 2,766
Other.......................................................   5,124     7,955
                                                              ------   -------
     Total..................................................  $8,870   $10,721
                                                              ======   =======

                      TWINLAB CORPORATION AND SUBSIDIARIES

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               2001      2000
                                                              -------   -------
New Revolving Credit Facility(a)............................  $30,468   $47,000
Senior subordinated notes(b)................................   39,915    39,915
Mortgage payable to a bank, collateralized by land and
  building, payable in monthly installments of $96,
  including interest at 7.57%, maturing April 2009..........    6,428     7,058
Lease obligations, payable in average monthly installments
  of $10, including interest at an average rate of 8.2%,
  maturing through December 2003............................    2,344     3,769
Note payable to a power authority, payable in monthly
  installments of $2, including interest at 6.38%, maturing
  February 2011.............................................      215       229
                                                              -------   -------
                                                               79,370    97,971
Less: current portion.......................................    2,241     2,072
                                                              -------   -------
     Total..................................................  $77,129   $95,899
                                                              =======   =======

     (a) Effective March 29, 2001, the Company replaced its Revolving Credit Facility and entered into a new revolving line of credit inclusive of a term loan (the "New Revolving Credit Facility") with a financial institution. The New Revolving Credit Facility, as amended, provides for maximum borrowings of $60,000 through March 29, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the New Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (4.75% at December 31, 2001), plus 1.5% per annum. The Company is required to pay a commitment fee of .375% per annum on any unused portion of the New Revolving Credit Facility. Borrowings under the New Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain current and former members of senior management of the Company provided letters of credit aggregating $15,000 in respect of the Company's obligations under the New Revolving Credit Facility. The New Revolving Credit Facility, among other things, requires the Company to maintain specified levels of EBITDA (as defined therein), places limitations on capital expenditures and restrictions on the ability to incur debt and prohibits the payments of dividends. In March 2002, the Company completed an amendment to the New Revolving Credit Facility, which among other things, revised the financial covenant relating to EBITDA and increased the interest rate on borrowings by 0.25%. In connection with the amendment, the Company also received a waiver for non-compliance with the covenant relating to EBITDA as of December 31, 2001.

     (b) In May 1996, Twin Laboratories Inc. ("Twin") issued $100,000 aggregate principal amount of senior subordinated notes (the "Notes") which mature on May 15, 2006. The Notes bear interest at a rate of 10 1/4% per annum and are jointly and severally guaranteed by Twinlab and all subsidiaries of Twin on a full and unconditional unsecured senior subordinated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in its subsidiaries. The Notes are callable, at the Company's option, after May 15, 2001 at a premium to par which declines to par after 2003. Upon a change of control, as defined, Twin is required to offer to redeem the Notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the indenture governing the Notes (the "Note Indenture") include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with such covenants at December 31, 2001.

     In 1998 and 1999, Twin repurchased an aggregate $60,085 principal amount of Notes. In connection with the repurchases of the Notes, the Company recorded an extraordinary charge, representing the premium paid

                      TWINLAB CORPORATION AND SUBSIDIARIES
and the write-off of previously deferred finance costs, of approximately $81 (net of tax benefit of $50) for the year ended December 31, 1999.

     The New Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances or other distributions of assets to Twinlab, except in certain limited circumstances.

     Maturities of long-term debt are as follows:

YEAR ENDING DECEMBER 31,
2002........................................................  $ 2,241
2003........................................................    1,551
2004........................................................   31,277
2005........................................................      875
2006........................................................   40,859
Thereafter..................................................    2,567
                                                              -------
          Total.............................................  $79,370
                                                              =======

     The carrying amount of the borrowings under the New Revolving Credit Facility, the mortgage payable, the lease obligations and the note payable approximated fair value as of December 31, 2001 and 2000 based on borrowing rates available to the Company at such dates for loans with similar terms. The fair value of the Notes approximated $14,769 and $24,149 at December 31, 2001 and 2000, respectively.

8.  SHAREHOLDERS' EQUITY

     (a) Stock incentive plans -- In November 1996, the Board and stockholders of the Company approved and adopted the Twinlab Corporation 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a total of up to 400,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1996 Plan. Awards under the 1996 Plan may be made in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) performance shares. On June 17, 1998, the shareholders approved the Twinlab Corporation 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides initially for the issuance of a total of up to 1,000,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the 1998 Plan, and may be increased annually commencing January 1, 1999, at the discretion of the Board, by an amount up to 1% of the shares of common stock outstanding at the beginning of the year. The Board approved an increase of 327,050 shares and 315,662 shares to the 1998 Plan in December 1999 and January 2000, respectively. Awards under the 1998 Plan may be made in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units; (vi) dividend equivalent rights; and (vii) other stock based awards. The Company has only issued non-qualified stock options under the 1996 Plan and the 1998 Plan. Options issued under the 1996 Plan and the 1998 Plan become exercisable and vest over five years from the date of grant at the rate of 20% of the grant each year and expire up to ten years after the date of grant.

     On June 17, 1999, the shareholders of the Company approved the Twinlab Corporation 1999 Stock Incentive Plan for Outside Directors (the "Outside Directors Plan"). The Outside Directors Plan provides for the granting of up to an aggregate of 65,000 shares of common stock, subject to adjustment in the event of certain capital changes as defined in the Outside Directors Plan. Shares issued under the Outside Directors Plan may either be authorized but unissued shares of common stock or treasury shares of common stock. The Outside Directors Plan provides for the grant to participants of non-qualified stock options and restricted shares of common stock. Awards will be granted each year, as of the day following the day the Company's annual meeting takes place, to individuals who qualify as participants as of such date. Options issued under the

                      TWINLAB CORPORATION AND SUBSIDIARIES

Outside Directors Plan become exercisable and vest pro ratably over three years from the date of grant and expire up to ten years after the date of grant. The Company issued 10,000, 11,381 and 5,000 non-qualified stock options under this plan during the years ended December 31, 2001, 2000 and 1999, respectively.

     In addition to the Outside Directors Plan, the Company maintains a Deferred Compensation Plan for Outside Directors (the "Deferred Compensation Plan") which provides that non-employee directors can elect each year to defer receipt of any part or all of the cash portion of their annual retainer and convert such deferred compensation into shares of "Phantom Stock" based on the fair market value of the Company's common stock. Each share of Phantom Stock entitles the participant to receive in cash the value of a share of common stock when he ceases to be a director. In connection with the Deferred Compensation Plan, the Company issued 39,349, 30,252 and 3,694 shares of Phantom Stock during the years ended December 31, 2001, 2000 and 1999, respectively.

     On May 9, 2000, the shareholders approved the Twinlab Corporation 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the granting of incentive awards (as defined below) with respect to up to an aggregate of 4,500,000 shares of common stock, subject to adjustment in the event of certain capital changes. Awards under the 2000 Plan may be made in the form of (i) non-qualified stock options; (ii) incentive stock options; (iii) limited stock appreciation rights; (iv) tandem stock appreciation rights; (v) stand alone stock appreciation rights; (vi) shares of restricted stock; (vii) shares of phantom stock; (viii) stock bonuses; (ix) cash bonuses, (x) dividend equivalent rights; and (xi) other types of stock based awards. The Company has only issued non-qualified stock options under the 2000 Plan. Options issued under the 2000 Plan become exercisable and vest over three years from the date of grant at the rate of 33 1/3% of the grant each year and expire up to ten years after the date of grant. The following table sets forth summarized information concerning stock option activity relating to the Company's 1996 Plan, 1998 Plan, 2000 Plan, and the Outside Directors Plan (collectively, the "Plans"):

                                                                                WEIGHTED
                                                                                AVERAGE
                                                   NUMBER        EXERCISE       EXERCISE
                                                  OF SHARES     PRICE RANGE      PRICE
                                                  ---------   ---------------   --------
Balance, January 1, 1999........................    408,800   $12.00 - $29.38    $23.28
  Granted.......................................    895,000   $ 8.00 - $ 9.19    $ 8.10
  Canceled......................................   (140,750)  $ 8.00 - $29.38    $15.41
                                                  ---------
Balance, December 31, 1999......................  1,163,050   $ 8.00 - $29.38    $12.55
  Granted.......................................  1,029,881   $ 5.34 - $ 8.19    $ 7.20
  Canceled......................................   (310,850)  $ 7.38 - $29.38    $12.03
                                                  ---------
Balance, December 31, 2000......................  1,882,081   $ 5.34 - $29.38    $ 9.72
  Granted.......................................    774,000   $ 1.70 - $ 2.10    $ 2.02
  Canceled......................................   (536,700)  $ 2.10 - $29.38    $ 8.54
                                                  ---------
Balance, December 31, 2001......................  2,119,381   $ 1.70 - $29.38    $ 7.21
                                                  =========   ===============    ======
Shares exercisable at December 31, 2001.........    539,416   $ 5.34 - $29.38    $11.58
                                                  =========   ===============    ======
Shares reserved for issuance at December 31,
  2001..........................................  6,579,160
                                                  =========

                      TWINLAB CORPORATION AND SUBSIDIARIES

     Significant option groups outstanding at December 31, 2001 and related weighted average price and life information were as follows:

                               WEIGHTED AVERAGE
                                  REMAINING          WEIGHTED                       WEIGHTED
   RANGE OF        NUMBER        CONTRACTUAL         AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE   OUTSTANDING    LIFE IN YEARS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------  -----------   ----------------   --------------   -----------   --------------
$ 1.70 - $ 2.10     742,500          9.5              $ 2.02              --         $   --
$ 5.34 - $ 7.38     635,881          8.3              $ 7.16         181,980         $ 7.23
$ 8.00 - $ 9.19     525,000          7.5              $ 8.08         201,836         $ 8.08
$12.00 - $18.13      68,000          5.0              $12.43          66,800         $12.33
$25.00 - $29.38     148,000          6.3              $27.90          88,800         $27.90
                  ---------                                          -------
                  2,119,381                                          539,416
                  =========                                          =======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and applicable interpretations in accounting for the Plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS No. 123, "Accounting For Stock-Based Compensation", the Company's net loss would have been increased by approximately $2,324, $2,165 and $1,126 in 2001, 2000 and 1999, respectively. On a pro forma basis, the Company's net loss and diluted loss per share would have been $(93,893) and $(3.27) per share, respectively, for 2001, $(54,100) and $(1.89)
per share, respectively, for 2000, and $(6,302) and $(0.20) per share, respectively, for 1999. The weighted average fair value of the options granted during 2001, 2000 and 1999 is estimated at $1.63, $6.65 and $5.62 per share, respectively, on the date of grant (using the Black Scholes option pricing model) with the following weighted average assumptions for 2001, 2000 and 1999, respectively: volatility of 111%, 125% and 67%, risk-free interest rate of 4.78%, 6.72% and 5.51%, an expected life of five years for 2001 and seven years for 2000 and 1999, and no dividends during the expected term.

     (b) Net loss per share -- Basic loss per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share further assumes the issuance of common shares for all dilutive outstanding common stock options. Potentially dilutive securities totaling 2,119,381, 1,882,081 and 1,163,050 for the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from the computation of diluted loss per share because they were anti-dilutive.

     (c) Share repurchase program -- On February 25, 1999, the Board approved a share repurchase program authorizing the Company to purchase up to the greater of 5 million shares or $40,000 of its common stock. The Company purchased 4,100,900 shares at a total cost of $36,794 under this program prior to its termination in May 2000.

     (d) Shares issued for services rendered -- In January 2000, the Company entered into a three year marketing services agreement with a spokesperson. Under the agreement, the spokesperson was to be compensated $350, $400 and $500 in 2000, 2001 and 2002, respectively. Such amounts were payable in the Company's common stock at the beginning of each fiscal year. Each annual grant contained a put option that enabled the holder for one year from the issuance date, to sell the shares back to the Company at the original issuance price. During 2000, the Company issued 40,354 shares of the Company's common stock in connection with this agreement and recorded an expense of approximately $417. In January 2001, the holder exercised the put option relating to the 2000 share issuance. The Company agreed to satisfy the obligation by paying $268 in cash and allowing the holder to retain the original shares. In addition, in January 2001, the

                      TWINLAB CORPORATION AND SUBSIDIARIES

Company issued 281,601 shares in connection with the second year of the agreement. In 2001, the Company and the spokesperson mutually agreed to terminate the contract, thereby eliminating the 2002 obligation.

9.  INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                                                          2001       2000      1999
                                                        --------   --------   -------
Current:
  Federal.............................................  $     --   $(11,813)  $(4,279)
  State and local.....................................        --        877      (775)
                                                        --------   --------   -------
                                                              --    (10,936)   (5,054)
                                                        --------   --------   -------
Deferred:
  Federal.............................................   (21,222)    (1,361)    1,542
  State and local.....................................    (4,581)    (2,767)       80
  Valuation allowance.................................    48,604     26,000        --
                                                        --------   --------   -------
                                                          22,801     21,872     1,622
                                                        --------   --------   -------
                                                        $ 22,801   $ 10,936   $(3,432)
                                                        ========   ========   =======

     The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pre-tax loss):

                                                            2001      2000      1999
                                                            -----     -----     -----
Statutory Federal income tax rate.........................  (35.0)%   (35.0)%   (35.0)%
Increase in valuation allowance...........................   80.7      65.1        --
Non-deductible expenses...................................    0.2       0.7        --
State and local income taxes (net of Federal tax
  benefit)................................................   (4.9)     (3.1)     (5.1)
Other.....................................................   (3.1)     (0.3)      1.3
                                                            -----     -----     -----
Effective tax rate........................................   37.9%     27.4%    (38.8)%
                                                            =====     =====     =====

     At December 31, 2001 and 2000, the deferred tax assets (liabilities) consisted of:

                                                                2001       2000
                                                              --------   --------
Accounts receivable.........................................  $  2,959   $  2,273
Inventories.................................................     5,604      6,315
Property, plant and equipment...............................    (5,145)    (5,076)
Intangible and other assets.................................    46,360     38,209
Federal NOL and credit carryforwards........................    17,744      3,616
State NOL and credit carryforwards..........................     6,897      3,479
Other.......................................................       185        626
                                                              --------   --------
                                                                74,604     49,442
Less valuation allowance....................................   (74,604)   (26,000)
                                                              --------   --------
                                                              $     --   $ 23,442
                                                              ========   ========

                      TWINLAB CORPORATION AND SUBSIDIARIES

     As a result of losses incurred, the Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2001.

     As of December 31, 2001, the Company had Federal net operating loss carryforwards of approximately $48,000. Such loss carryforwards expire through fiscal 2021. In addition, the Company had Federal alternative minimum tax credits of approximately $714 which can be carried forward indefinitely.

10.  EMPLOYEE BENEFIT PLANS

     The Company maintains the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their annual compensation, subject to certain limitations and the Company matched 50% of an employee's contribution. Effective January 1, 2002, the Company terminated the Company match. Contributions to the 401(k) Plan are invested, at the employee's discretion, in a variety of mutual funds. The total cost with respect to the 401(k) Plan approximated $784, $757 and $653 for the years ended December 31, 2001, 2000 and 1999, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     a. Leases -- The Company leases certain office and warehouse space and equipment under operating leases. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental payments may be adjusted for increases in taxes and other costs above specific amounts. Rental expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was approximately $5,626, $6,217 and $5,939, respectively.

     Future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year are as follows:

YEAR ENDING DECEMBER 31,
2002........................................................  $ 4,784
2003........................................................    3,549
2004........................................................    2,403
2005........................................................    1,823
2006........................................................      528
Thereafter..................................................       --
                                                              -------
Total.......................................................  $13,087
                                                              =======

     b. Severance/Non-compete agreements -- In connection with the resignations of two Executive Vice Presidents (see Note 2.c.), the Company is obligated to make severance and non-compete payments as follows:

YEAR ENDING DECEMBER 31,
2002........................................................  $  800
2003........................................................     688
2004........................................................     500
                                                              ------
Total.......................................................  $1,988
                                                              ======

     The Company has recorded approximately $1,281 of costs during the year ended December 31, 2001 in connection with the resignation of these employees.

     c. Legal matters -- A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Some of the

                      TWINLAB CORPORATION AND SUBSIDIARIES

Company's products also contain caffeine or other central nervous system stimulants. Products containing Ma Huang accounted for approximately 21% of the Company's net sales in 2001. The Company's products containing Ma Huang are generally marketed for bodybuilding, weight loss, sports nutrition and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise.

     Ma Huang has been the subject of adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. The FDA has proposed regulations relating to the sale of dietary supplements containing Ma Huang which, if promulgated in final form, would (a) require the Company to substantially reformulate and relabel almost all of its products that contain Ma Huang, (b) prohibit certain combination products and (c) preclude the Company from making certain claims for such products. Comments from industry participants and inquiries from Committees of the United States Congress have been filed with the FDA challenging the scientific and legal basis for the proposed regulations. Additionally, the General Accounting Office, an investigating arm of Congress, reviewed the FDA's proposed regulations and concluded that the FDA needed to provide better evidence to support the proposed regulations on supplements containing ephedra. The Company is not able to predict whether the FDA's proposed regulations will become final. A number of state governments have proposed or passed legislation regulating the sale of products that contain Ma Huang. The Company believes its products are in material compliance with these state laws. Sales of the Company's products outside of the United States that contain Ma Huang are nominal, due in part to legislation in many countries prohibiting the sale of products that contain Ma Huang. The Company's products containing Ma Huang may become subject to further federal, state and local or foreign laws or regulations, which could require the Company to reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang or other ingredients, including caffeine, and/or relabel its products with different warnings or revised directions for use. There can be no assurance as to whether any resulting reformulation, relabeling or change in the marketing of the Company's products that contain Ma Huang would have a material adverse effect on the sales of such products or the Company's results of operations and financial condition.

     The Company has been named as a defendant in several currently pending lawsuits alleging that its products containing Ma Huang caused injuries, death and/or damages, as well as certain proceedings seeking class action certification for alleged deceptive advertising claims related to its products containing Ma Huang. The Company intends to vigorously defend these lawsuits. The Company's 2002 liability insurance (the "2002 Insurance Program") for products containing Ma Huang (i) does not cover legal defense costs (which were a covered expense under prior insurance programs), (ii) provides significantly lower coverage limits and higher self-insured retentions; and (iii) requires the Company to pay higher premium costs; as compared to products liability insurance programs for prior periods. There can be no assurance that any litigation against the Company related to products containing Ma Huang and covered by the 2002 Insurance Program will not have a material adverse effect on the financial condition or results of operation of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, could have a material adverse effect on the financial condition and results of operations of the Company. It is premature for the Company to estimate a range of potential losses, if any, in connection with these lawsuits. There can be no assurance that the Company will not be subject to further private civil actions with respect to its products containing Ma Huang.

     In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York (the "Court"). The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. The Court approved the settlement in February 2002. Pursuant to the settlement, the Company has

                      TWINLAB CORPORATION AND SUBSIDIARIES
agreed to pay $26,000, all of which is covered by the Company's existing insurance including the coverage discussed in the following paragraph.

     In December 1999, the Company purchased an insurance product that provides additional insurance that was expected to substantially cover the potential financial consequences of the shareholder class action lawsuit discussed above. The cost of the policy to the Company was $15,000.

     A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the Court against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. A derivative action against certain of the Company's directors was filed in June of 2001. The derivative action alleges that the named directors of the Company violated certain fiduciary duties and alleges mismanagement, based upon the facts alleged in the two securities class actions described above. The Company believes that the claims are without merit and intends to vigorously defend against the securities action and the derivative action. The Company has filed a motion to dismiss the securities action and the derivative action, however, the Company is unable to predict the outcome of these uncertainties or to estimate a range of potential losses. Accordingly, the effect, if any, such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

     On February 11, 1999, the former shareholders of PR*Nutrition commenced a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. In November 1999, the lawsuit was settled for a cash payment of which the Company contributed $4,000 with the balance paid through insurance proceeds. Further, the Company purchased 1,138,800 shares of the Company's common stock from the former shareholders of PR*Nutrition representing all of the Company's shares owned by such individuals, at a price of $8.4375 per share for an aggregate purchase price of $9,609. The purchase of such shares, at the then current market price, was part of the five million share repurchase program (see Note 8.c.).

     The Company is presently engaged in various other legal actions in the ordinary course of business including product liability and breach of contract claims. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

     Included in other income for the years ended December 31, 2001 and 2000, is $2,489 and $2,251, respectively, of proceeds from litigation settlements.

12.  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     During the years ended December 31, 2001, 2000 and 1999, the Company recognized net sales to significant customers as set forth below:

                                                              2001   2000   1999
                                                              ----   ----   ----
MAJOR CUSTOMERS:
Customer A..................................................    9%    14%    24%
Customer B..................................................   12     15     10
Customer C..................................................   11      9      8

                      TWINLAB CORPORATION AND SUBSIDIARIES

     At December 31, 2001 and 2000, approximately 25% and 57%, respectively, of accounts receivable related to two large independent distributors of health and natural food products.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                    MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                  -------------   -------------   -------------   -------------
2001
Net sales.......................    $ 53,158         $49,581        $ 54,048        $ 43,007
Gross profit....................      20,447          15,941          18,867          13,323
Loss from continuing
  operations....................      (7,374)         (7,059)         (1,776)        (66,826)(b)(c)
Net loss........................     (15,908)         (7,059)         (1,776)        (66,826)(b)(c)
Loss from continuing operations
  per share.....................       (0.26)          (0.25)          (0.06)          (2.33)(b)(c)
Diluted net loss per share......       (0.56)          (0.25)          (0.06)          (2.33)(b)(c)
2000
Net sales.......................    $ 66,971         $50,180        $ 67,537        $ 57,641
Gross profit....................      30,290          21,091           7,370(a)        5,884
(Loss) income from continuing
  operations....................       2,169             358         (11,893)        (41,482)(d)
Net (loss) income...............       2,442             361         (12,315)        (42,423)(d)
(Loss) income from continuing
  operations per share..........        0.08            0.01           (0.42)          (1.45)(d)
Diluted net (loss) income per
  share.........................        0.09            0.01           (0.43)          (1.48)(d)

     a. Consistent with industry trends, sales of the Company's herbal products were disappointing during the first two quarters of fiscal 2000 and, in the third quarter, were significantly below anticipated levels. As a result, the Company decided to discontinue the production and/or active marketing of certain herbal products. As a result, the Company increased its inventory reserves for excess and slow moving inventory by approximately $7,972 during the quarter ended September 30, 2000. Additionally, the Company recorded $8,023 of book-to-physical inventory variances during the quarter ended September 30, 2000.

     b. As discussed in Note 9, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2001.

     c. As discussed in Note 1.k., the Company recorded asset impairment charges of $33,832 during the quarter ended December 31, 2001.

     d. As discussed in Note 9, the Company recorded a $26,000 valuation allowance relating to deferred tax assets during the quarter ended December 31, 2000.

14.  OPERATING SEGMENTS

     During the quarter ended March 31, 2001, the Company realigned its internal reporting structure and accordingly, reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the Twinlab brand name; an extensive line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand; and a full line of herb teas marketed under the Alvita brand. The direct-to-consumer segment markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog; vitamins and nutritional supplements

                      TWINLAB CORPORATION AND SUBSIDIARIES
through an alliance with Readers Digest Association and also manufactures, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. In March 2002, the Company announced its plans to either close or sell its Health Factors' operations (see
Note 15). The products manufactured by Health Factors will, in significant part, be transferred to other Twinlab manufacturing facilities. Other production related to Bronson is expected to be outsourced to third-party contractors while the manufacture of certain private label products will be discontinued. The segment information for the years ended December 31, 1999 and 2000 has been reclassified to conform with the December 31, 2001 presentation.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the financial performance of its business units based on operating income of the respective business units.

     Segment information for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                                                 INTER-
                                                       DIRECT-TO-                COMPANY
                                           RETAIL(1)    CONSUMER    OTHER(2)   ELIMINATION    TOTAL
                                           ---------   ----------   --------   -----------   --------
2001
Net sales from external customers........  $172,777     $24,332     $ 2,685     $     --     $199,794
Intersegment net sales...................        94       1,222         113       (1,429)          --
Operating loss...........................   (22,370)    (31,619)        368           --      (53,621)
Interest expense.........................     9,226          --          --           --        9,226
Interest income..........................       129          --          --           --          129
Total assets.............................   152,965      28,390          --      (52,741)     128,614
Capital expenditures.....................     2,961         349          10           --        3,320
Depreciation and amortization............     5,040       2,837          19           --        7,896
2000
Net sales from external customers........  $213,314     $21,379     $ 7,636     $     --     $242,329
Intersegment net sales...................        --          --         480         (480)          --
Operating loss...........................   (32,339)       (496)       (492)          --      (33,327)
Interest expense.........................     8,866          --          --           --        8,866
Interest income..........................       311          --           3           --          314
Total assets(3)..........................   218,597      58,611       3,780      (45,746)     235,242
Capital expenditures.....................     5,722         455          18           --        6,195
Depreciation and amortization............     3,798       2,784          66           --        6,648
1999
Net sales from external customers........  $226,467     $25,876     $16,291     $     --     $268,634
Intersegment net sales...................     2,543          --         444       (2,987)          --
Operating loss...........................    (5,549)      1,414         219           --       (3,916)
Interest expense.........................     5,288          --           1           --        5,289
Interest income..........................       313          --          22           --          335
Total assets(3)..........................   270,397      59,342       4,535      (61,550)     272,724
Capital expenditures.....................    15,080         767         131         (256)      15,722
Depreciation and amortization............     2,993       2,662          88           --        5,743

                      TWINLAB CORPORATION AND SUBSIDIARIES

---------------

(1) Interest expense relating to borrowings under the revolving credit facilities and the Notes has been recorded in the retail segment and not allocated to the other operating segments.

(2) The "other" column includes corporate-related items and the results of two operating segments, PR*Nutrition and ARP, whose segment information is below the reportable quantitative thresholds. The Company marketed nutritionally enhanced food bars and other nutritional products through PR*Nutrition and published a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

(3) Total assets exclude the net assets from discontinued operations of approximately $12,933 and $13,533 as of December 31, 2000 and 1999, respectively.

     Total net sales to customers outside the U.S. were $15,632, $15,967 and $16,002 for the years ended December 31, 2001, 2000 and 1999, respectively. Export net sales from the Company's U.S. operations to unaffiliated customers were $14,753, $15,967 and $16,002 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company primarily distributes its products through two distribution channels: the retail channel which includes health and natural food stores, drug store chains, supermarkets and mass market retailers; and the direct-to-consumer channel, which includes catalog and direct response. Net sales by distribution channel were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Retail:
  Health and natural food stores.....................  $117,805   $166,438   $181,718
  Mass market........................................    54,972     46,876     44,749
Direct-to-consumer...................................    24,332     21,379     25,876
Other................................................     2,685      7,636     16,291
                                                       --------   --------   --------
                                                       $199,794   $242,329   $268,634
                                                       ========   ========   ========

15.  SUBSEQUENT EVENT

     On March 4, 2002, the Company announced plans to either close or sell its Health Factors' manufacturing facility located in Tempe, Arizona, which will result in the elimination of approximately 12% of the Company's total workforce. The Company subsequently signed a letter of intent with a third party to sell substantially all of the fixed assets related to this operation. The closing of the transaction is subject to the completion of due diligence and the execution by the parties of a definitive agreement containing customary terms and conditions for a transaction of this nature.

                                   SCHEDULE I
                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                2001        2000
                                                              ---------   ---------
ASSETS
Investment in subsidiaries..................................  $  21,022   $ 111,987
                                                              =========   =========
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares
  authorized; none issued...................................  $      --   $      --
Common stock, $1.00 par value; 75,000,000 shares authorized;
  33,041,756 issued and 28,940,856 outstanding as of
  December 31, 2001 and 32,748,867 issued and 28,647,967
  outstanding as of December 31, 2000.......................     33,042      32,749
Additional paid-in capital..................................    290,001     289,690
Accumulated deficit.........................................   (265,227)   (173,658)
                                                              ---------   ---------
                                                                 57,816     148,781
Treasury stock at cost; 4,100,900 shares....................    (36,794)    (36,794)
                                                              ---------   ---------
Total.......................................................  $  21,022   $ 111,987
                                                              =========   =========

NOTE: Investment in subsidiaries is accounted for under the equity method of accounting.

   See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I

                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000      1999
                                                              --------   --------   -------
Equity interest in net loss of subsidiaries.................  $(91,362)  $(51,806)  $(5,059)
Operating expenses..........................................       207        207       207
Interest income.............................................        --          1        16
                                                              --------   --------   -------
Loss before benefit from income taxes.......................   (91,569)   (52,012)   (5,250)
Benefit from income taxes...................................        --        (77)      (74)
                                                              --------   --------   -------
Net loss....................................................  $(91,569)  $(51,935)  $(5,176)
                                                              ========   ========   =======

   See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I

                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(91,569)  $(51,935)  $ (5,176)
  Equity investment in subsidiaries.........................    91,569     51,597     41,985
                                                              --------   --------   --------
  Net cash (used in) provided by operating activities.......        --       (338)    36,809
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock................................        --         --    (36,794)
                                                              --------   --------   --------
Net (decrease) increase in cash.............................        --       (338)        15
Cash at beginning of year...................................        --        338        323
                                                              --------   --------   --------
Cash at end of year.........................................  $     --   $     --   $    338
                                                              ========   ========   ========

   See notes to consolidated financial statements included elsewhere herein.

                                                                     SCHEDULE II

                      TWINLAB CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

              COLUMN A                    COLUMN B               COLUMN C               COLUMN D         COLUMN E
              --------                 --------------   ---------------------------   ------------     ------------
                                                                 ADDITIONS
                                                        ---------------------------
                                                                        CHARGED TO
                                         BALANCE AT      CHARGED TO       OTHER                         BALANCE AT
                                        BEGINNING OF      COST AND       ACCOUNTS      DEDUCTIONS         END OF
            DESCRIPTIONS                   PERIOD         EXPENSES     -- DESCRIBE    -- DESCRIBE         PERIOD
            ------------               --------------   ------------   ------------   ------------     ------------
YEAR ENDED DECEMBER 31, 2001:
  Allowance for bad debts............  $       4,879    $     2,156    $        --    $       935(1)   $      6,100
                                       ==============   ============   ============   ============     ============
  Reserve for excess and slow moving
     inventory.......................  $      15,803    $        --    $        --    $     1,247(1)   $     14,556
                                       ==============   ============   ============   ============     ============
YEAR ENDED DECEMBER 31, 2000:
  Allowance for bad debts............  $         918    $     4,415    $        --    $       454(1)   $      4,879
                                       ==============   ============   ============   ============     ============
  Reserve for excess and slow moving
     inventory.......................  $       8,408    $    10,868    $        --    $     3,473(1)   $     15,803
                                       ==============   ============   ============   ============     ============
YEAR ENDED DECEMBER 31, 1999:
  Allowance for bad debts............  $         502    $       978    $        --    $       562(1)   $        918
                                       ==============   ============   ============   ============     ============
  Reserve for excess and slow moving
     inventory.......................  $       2,651    $     7,734    $        --    $     1,977(1)   $      8,408
                                       ==============   ============   ============   ============     ============

---------------

(1) Amounts written off.