Form 10-Q
period 2002-03-31
TWINLAB CORP
filed 2002-05-02
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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


                            YES  X   NO

At April 30, 2002, the registrant had 28,940,856 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            MARCH 31, 2002   DECEMBER 31, 2001
                                                            --------------   -----------------
                                                              (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                   $    --          $    --
   Accounts receivable, net                                       26,605           26,450
   Inventories (Note 3)                                           37,469           43,977
   Refundable income taxes (Note 5)                                6,911             --
   Prepaid expenses and other current assets (Note 2.d.)           5,093            2,094
                                                               ---------        ---------
                Total current assets                              76,078           72,521

Property, plant and equipment, net (Note 2.d.)                    43,358           46,854

Other assets                                                       8,922            9,239
                                                               ---------        ---------
TOTAL                                                          $ 128,358        $ 128,614
                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                           $   2,223        $   2,241
   Accounts payable                                               16,468           19,352
   Accrued expenses and other current liabilities                 11,800            8,870
                                                               ---------        ---------
                Total current liabilities                         30,491           30,463
Long-term debt, less current portion                              73,108           77,129
                                                               ---------        ---------
                Total liabilities                                103,599          107,592
                                                               ---------        ---------

Commitments and contingencies (Note 2.d.)

Shareholders' Equity:
   Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none issued                                         --               --
   Common stock, $1.00 par value; 75,000,000 shares
   authorized; 33,041,756 issued and 28,940,856
   outstanding as of March 31, 2002 and
   December 31, 2001                                              33,042           33,042
   Additional paid-in capital                                    290,001          290,001
   Accumulated deficit                                          (261,490)        (265,227)
                                                               ---------        ---------
                                                                  61,553           57,816
   Treasury stock at cost; 4,100,900 shares                      (36,794)         (36,794)
                                                               ---------        ---------
                Total shareholders' equity                        24,759           21,022
                                                               ---------        ---------
TOTAL                                                          $ 128,358        $ 128,614
                                                               =========        =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                  2002            2001
                                                                                  ----            ----
                                                                                       (unaudited)
NET SALES                                                                       $ 48,187        $ 52,731
COST OF SALES                                                                     30,050          32,711
                                                                                --------        --------
GROSS PROFIT                                                                      18,137          20,020
OPERATING EXPENSES (Note 2)                                                       19,366          29,892
                                                                                --------        --------
LOSS FROM OPERATIONS                                                              (1,229)         (9,872)
                                                                                --------        --------
OTHER (EXPENSE) INCOME:
   Interest income                                                                  --               109
   Interest expense                                                               (1,973)         (2,825)
   Other                                                                              28             563
                                                                                --------        --------
                                                                                  (1,945)         (2,153)
                                                                                --------        --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               (3,174)        (12,025)
BENEFIT FROM INCOME TAXES                                                         (6,911)         (4,651)
                                                                                --------        --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                           3,737          (7,374)
                                                                                --------        --------
DISCONTINUED OPERATIONS:
   Income from discontinued operations, adjusted for
   applicable income taxes of $211                                                  --               164
   Loss on disposal of subsidiary, adjusted for income
    taxes of $449                                                                   --            (8,698)
                                                                                --------        --------
                                                                                    --            (8,534)
                                                                                --------        --------
NET INCOME (LOSS)                                                               $  3,737        $(15,908)
                                                                                ========        ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
   Income (loss) from continuing operations                                     $   0.13        $  (0.26)
   Loss from discontinued operations                                                --             (0.30)
                                                                                --------        --------
   Net income (loss)                                                            $   0.13        $  (0.56)
                                                                                ========        ========
   Basic and diluted weighted average shares outstanding                          28,941          28,648
                                                                                ========        ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                                  ----            ----

                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $  3,737        $(15,908)
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
     Loss from discontinued operations                                            --             8,534
     Depreciation and amortization                                               1,966           1,936
     Bad debt expense                                                              150           1,243
     Provision for excess and slow moving inventories                            1,595            --
     Deferred income taxes                                                        --            (4,459)
     Other                                                                        --               428
     Changes in operating assets and liabilities:
        Accounts receivable                                                       (305)         14,755
        Inventories                                                              4,913          (1,364)
        Refundable income taxes                                                 (6,911)           (159)
        Prepaid expenses and other current assets                                 (942)           (696)
        Accounts payable                                                        (2,884)          1,020
        Accrued expenses and other current liabilities                           2,930           1,640
                                                                              --------        --------
        Net cash provided by continuing operations                               4,249           6,970
        Net cash provided by discontinued operations                              --             1,103
                                                                              --------        --------
                Net cash provided by operating activities                        4,249           8,073
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                                    (20)         (1,751)
   Increase in other assets                                                       (190)           (855)
                                                                              --------        --------
                Net cash used in investing activities                             (210)         (2,606)
                                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under revolving credit facilities                             (3,494)         (2,260)
   Payments of debt                                                               (545)           (476)
                                                                              --------        --------
                Net cash used in financing activities                           (4,039)         (2,736)
                                                                              --------        --------
Net increase in cash and cash equivalents                                         --             2,731
Cash and cash equivalents at beginning of period                                  --             4,890
                                                                              --------        --------
Cash and cash equivalents at end of period                                    $   --          $  7,621
                                                                              ========        ========

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
     Interest                                                                 $    872        $  1,885
                                                                              ========        ========
     Income taxes, net of cash refunds                                        $     44        $    177
                                                                              ========        ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (collectively, the "Company") as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission.

2.    DISPOSITION OF OPERATIONS

      a.    CHANGES INTERNATIONAL, INC.

      On April 17, 2001, the Company sold the assets of its Changes International, Inc. ("Changes International") subsidiary to Goldshield Group plc for approximately $4,405. The Company received $3,524 upon closing the transaction, $352 in October 2001 and $529 in April 2002. The loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations and the prior period has been reclassified.

      Net sales and income from discontinued operations are as follows:

                                                                            THREE MONTHS ENDED
                                                                              MARCH 31, 2001
                                                                            ------------------
        Net sales                                                               $8,407
        Operating income                                                           423
        Provision for income taxes                                                 211
        Income from discontinued operations                                        164
        Income from discontinued operations per diluted share                     0.01

      b.    PR*NUTRITION, INC.

      On April 17, 2001, the Company sold the assets of PR*Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction, $48 in October 2001 and $71 in April 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale of these assets during the quarter ended June 30, 2001.

      c.    ADVANCED RESEARCH PRESS, INC.

      On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive Vice President and a Director of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. The Company recorded a pre-tax gain of approximately $674 in connection with the sale during the quarter ended June 30, 2001.

      d.    HEALTH FACTORS INTERNATIONAL, INC.

      On March 4, 2002, the Company announced plans to either close or sell its Health Factors International, Inc. ("Health Factors") manufacturing facility and subsequently signed a letter of intent with a third party to sell substantially all of the fixed assets related to this operation. The closing of the transaction, which is anticipated to be completed during the quarter ending June 30, 2002, is subject to the completion of due diligence and the execution by the parties of a definitive agreement containing customary terms and conditions for a transaction of this nature. The products manufactured by Health Factors will, in significant part, be transferred to other Twinlab manufacturing facilities. Other production related to Bronson Laboratories, Inc. is expected to be outsourced to third-party contractors while the manufacture of certain private label products will be discontinued.

      The Company recorded a charge of approximately $994 in connection with the anticipated sale or closure of the facility which has been included in operating expenses in the accompanying consolidated statements of operations. In addition, fixed assets totaling approximately $2,057 have been reclassified as assets held for sale and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

3.    INVENTORIES

      Inventories consist of the following:

                                               MARCH 31, 2002       DECEMBER 31, 2001
                                               --------------       -----------------
                Raw Materials                    $     9,090            $    10,324
                Work in Process                        6,569                  6,787
                Finished Goods                        21,810                 26,866
                                                 -----------            -----------
                           Total                 $    37,469            $    43,977
                                                 ===========            ===========

      Reserves for excess and obsolete inventory totaled $9,637 and $14,556 as of March 31, 2002 and December 31, 2001, respectively, and have been included as a component of the above amounts.

4.    REVOLVING CREDIT FACILITY

      In March 2002, the Company completed an amendment to the Revolving Credit Facility which, among other things, revised the financial covenant relating to EBITDA (as defined therein) and increased the interest rate on borrowings by 0.25%. Borrowings outstanding under the Revolving Credit Facility as of March 31, 2002 were approximately $26,974.

5.    INCOME TAXES

      The Company recorded a benefit from income taxes of $6,911 for the three months ended March 31, 2002. The benefit recorded represents a Federal refund owed to the Company as a result of the recently enacted Job Creation and Worker Assistance Act of 2002. The Company received approximately $6,197 as of April 30, 2002.

6.    NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share was determined by using the weighted average number of common shares outstanding during the respective periods. Diluted net income (loss) per share further assumes the issuance of common shares for all dilutive outstanding stock options. Potentially dilutive stock options totaling 2,116,000 and 1,881,000 as of March 31, 2002 and 2001, respectively, were excluded from the computation of diluted net income (loss) per share because they were anti-dilutive.

7.    OPERATING SEGMENTS

      The Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the Twinlab brand name; an extensive line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. The direct-to-consumer segment markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog; markets vitamins and nutritional supplements through an alliance with Readers Digest Association; and it also manufactured, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. As discussed in Note 2, on March 4, 2002, the Company announced plans to either close or sell its Health Factors operations and subsequently signed a letter of intent to sell substantially all of the fixed assets relating to the operation.

      Segment information for the three months ended March 31, 2002 and 2001 was as follows:

                                                         DIRECT-TO-                     INTERCOMPANY
                                          RETAIL         CONSUMER         OTHER(1)       ELIMINATION          TOTAL
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31, 2002
   Net sales from external
   customers                           $  42,518        $   5,669        $    --          $    --          $  48,187
   Intersegment net sales                    104                              --               (104)            --
   Loss from operations                     (720)            (457)             (52)            --             (1,229)
   Total assets                          153,669           29,864             --            (55,175)         128,358

THREE MONTHS ENDED
MARCH 31, 2001
   Net sales from external
   customers                           $  45,927        $   4,929        $   1,875        $    --          $  52,731
   Intersegment net sales                   --               --                 79              (79)            --
   (Loss) income from operations          (9,936)            (257)             321             --             (9,872)
   Total assets (2)                      213,856           59,283           11,823          (55,662)         229,300

      [1]The "other" column includes corporate-related items and, for the three months ended March 31, 2001, the results of two former operating segments, PR*Nutrition, Inc. and ARP, whose segment information is below the reportable quantitative thresholds. The Company marketed nutritionally enhanced food bars and other nutritional products through PR*Nutrition, Inc. and published a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

      [2]Total assets exclude the net assets from discontinued operations of $3,319 as of March 31, 2001.

8.    RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has performed a transitional fair value based impairment test on its goodwill and deemed that no impairment loss was necessary.

      With the adoption of SFAS No. 142, the Company ceased the amortization of goodwill with a book value of $352 as of January 1, 2002. The adoption did not have a material effect on comparable financial results for the quarter ended March 31, 2001. Had amortization of goodwill and tradenames not been recorded during the quarter ended March 31, 2001, the net loss would have been reduced by approximately $268, net of taxes, and basic and diluted net loss per share would have decreased by $0.01.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's financial statements.

      The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

      Effective January 1, 2002, the Company adopted EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which required that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Accordingly, the Company reported such costs as a reduction of net sales rather than as operating expenses during the three months ended March 31, 2002 and reclassified costs totaling $427 for the three months ended March 31, 2001.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report. The Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the Twinlab brand name; an extensive line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. The direct-to-consumer segment markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog; markets vitamins and nutritional supplements through an alliance with Readers Digest Association; and it also manufactured, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. On March 4, 2002, the Company announced plans to either close or sell its Health Factors operations and subsequently signed a letter of intent to sell substantially all of the fixed assets relating to the operation. The products manufactured by Health Factors will, in significant part, be transferred to other Twinlab manufacturing facilities. Other production related to Bronson Laboratories, Inc. is expected to be outsourced to third-party contractors while the manufacture of certain private label products will be discontinued. The Company also marketed nutritionally enhanced food bars and other nutritional products under the PR*Bar trademark through PR*Nutrition, Inc. and conducted its publishing activities through Advanced Research Press, Inc. ("ARP"). On April 17, 2001, the Company sold the assets of its Changes International and PR*Nutrition, Inc., Inc. subsidiaries and on June 1, 2001, the Company sold ARP. Changes International's results of operations have been classified as discontinued operations and the prior period has been reclassified.

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             (DOLLARS IN MILLIONS)
                                                     2002                           2001
                                                     ----                           ----
Net Sales:
   Retail segment                           $  42.7           88.6%       $  45.9           87.1%
   Direct-to-consumer segment                   5.5           11.4            4.9            9.3
   Other (ARP and PR*Nutrition, Inc.)          --             --              1.9            3.6
                                            -------        -------        -------        -------
           Total Net Sales                     48.2          100.0           52.7          100.0
                                            -------        -------        -------        -------
Gross Profit                                   18.1           37.6           20.0           38.0
Operating Expenses                             19.3           40.2           29.9           56.7
                                            -------        -------        -------        -------
Loss from Operations                        $  (1.2)          (2.6)%      $  (9.9)         (18.7)%
                                            =======        =======        =======        =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES: Net sales for the three months ended March 31, 2002 were $48.2 million, a decrease of $4.5 million, or 8.6%, as compared to net sales of $52.7 million for the three months ended March 31, 2001. Net sales from the retail segment were $42.7 million for the three months ended March 31, 2002, a decrease of $3.2 million, or 7.1% as compared to $45.9 million for the three months ended March 31, 2001. Net sales for the three months ended March 31, 2002 were negatively impacted by a reduction in sales to a major customer which is expected to continue through at least the quarter ending June 30, 2002. In addition, the decrease in net sales to the retail segment was attributable to a decrease in sales to the mass market channel reflecting reduced advertising and promotional spending, offset in part by an increase in sales to the health and natural food store channel. Net sales from the direct-to-consumer segment were $5.5 million for the three months ended March 31, 2002, an increase of $0.6 million, or 11.9%, as compared to $4.9 million for the three months ended March 31, 2001. The increase in direct-to-consumer net sales was primarily attributable to an increase in sales from third-party contract manufacturing offset by a decrease in Bronson's catalog sales. Net sales from PR Nutrition and ARP were $0.8 million and $1.1 million, respectively, for the three months ended March 31, 2001.

GROSS PROFIT: Gross profit for the three months ended March 31, 2002 was $18.1 million, which represented a decrease of $1.9 million, or 9.4%, as compared to $20.0 million for the three months ended March 31, 2001. Gross profit margin was 37.6% for the three months ended March 31, 2002 as compared to 38.0% for the three months ended March 31, 2001. The overall decrease in gross profit dollars was primarily attributable to the Company's lower sales volume and a provision for excess and slow moving inventories of $1.6 million. The overall gross profit margin remained relatively consistent.

OPERATING EXPENSES: Operating expenses were $19.3 million for the three months ended March 31, 2002, representing a decrease of $10.6 million, or 35.2%, as compared to $29.9 million for the three months ended March 31, 2001. As a percent of net sales, operating expenses decreased from 56.7% for the three months ended March 31, 2001 to 40.2% for the three months ended March 31, 2002. The decrease in operating expenses was primarily attributable to a decrease in advertising and marketing expenses and bad debt expense, partially offset by a charge of $1.0 million recorded in connection with the anticipated sale or closure of Health Factors' operations and an increase in insurance costs.

LOSS FROM OPERATIONS: The Company recorded a loss from operations of $(1.2) million for the three months ended March 31, 2002, as compared to $(9.9) million for the three months ended March 31, 2001. The loss from operations margin was (2.6)% of net sales for the three months ended March 31, 2002, as compared to (18.7)% of net sales for the three months ended March 31, 2001.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $1.9 million for the three months ended March 31, 2002, as compared to $2.2 million for the three months ended March 31, 2001. The net decrease of $0.3 million was attributable to a decrease in interest expense of $0.9 million, offset by a decrease in interest income of $0.1 million and a decrease in other income of $0.5 million, primarily relating to litigation settlements.

INCOME TAXES: The Company recorded a benefit from income taxes of $6.9 million for the three months ended March 31, 2002. The benefit recorded represents a Federal refund owed to the Company as a result of the recently enacted Job Creation and Worker Assistance Act of 2002. The Company received approximately $6.2 million as of April 30, 2002.

DISCONTINUED OPERATIONS: On April 17, 2001, the Company sold the assets of its Changes International subsidiary to Goldshield Group plc for approximately $4.9 million. The loss on the sale of the assets was $8.7 million. Changes International's results of operations have been classified as discontinued operations and the prior period has been reclassified.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, cash provided by operating activities was $4.2 million as compared to $8.1 million for the three months ended March 31, 2001. Cash provided by operating activities for the three months ended March 31, 2002 was primarily attributable to a reduction in inventories. Cash provided by operating activities for the three months ended March 31, 2001 was primarily attributable to a reduction in accounts receivable, partially offset by the operating loss.

Capital expenditures were $20,000 and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures are expected to be approximately $1.0 million during fiscal 2002.

Net cash used in financing activities was $4.0 million for the three months ended March 31, 2002 and represented the repayment of outstanding debt.

In March 2002, the Company completed an amendment to the Revolving Credit Facility which, among other things, revised the financial covenant relating to EBITDA (as defined therein) and increased the interest rate on borrowings by 0.25%. Borrowings outstanding under the Revolving Credit Facility as of April 30, 2002 were approximately $16.6 million. As of April 30, 2002, approximately $10.5 million of borrowings were available under the Revolving Credit Facility.

Twinlab has no operations of its own, and accordingly, has no independent means of generating revenue. As a holding company, Twinlab's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The indenture relating to the Company's senior subordinated notes and the Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next 12 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under its Revolving Credit Facility.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. The adoption of SFAS No. 142 and SFAS No. 144 did not have a significant impact on the Company's financial statements. See Note 8 to the Notes to the Consolidated Unaudited Financial Statements.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's financial statements.

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

ITEM 3.:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk and exposure from December 31, 2001, a description of which may be found in the Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TWINLAB CORPORATION



                                          By:  /s/ Ross Blechman
                                               --------------------------------
                                               Ross Blechman
                                               Chairman, President and Chief
                                               Executive Officer




                                          By:  /s/ Joseph Sinicropi
                                               --------------------------------
                                               Joseph Sinicropi
                                               Chief Financial Officer



DATED:  May 2, 2002