Form 10-Q
period 2002-06-30
TWINLAB CORP
filed 2002-08-09
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

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


                                               YES  X       NO
                                                  ---------     -----------



At July 31, 2002, the registrant had 28,940,856 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JUNE 30, 2002            DECEMBER 31, 2001
                                                                                -------------            -----------------
                                                                                 (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $          -             $          -
  Accounts receivable, net                                                            22,572                   26,450
  Inventories                                                                         29,361                   43,977
  Prepaid expenses and other current assets                                            3,854                    2,094
                                                                                ------------             ------------
             Total current assets                                                     55,787                   72,521

Property, plant and equipment, net                                                    42,272                   46,854

Other assets                                                                           9,868                    9,239
                                                                                ------------             ------------
TOTAL                                                                           $    107,927             $    128,614
                                                                                ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                             $      2,108             $      2,241
  Accounts payable                                                                    14,126                   19,352
  Accrued expenses and other current liabilities                                      14,297                    8,870
                                                                                ------------             ------------
             Total current liabilities                                                30,531                   30,463
Long-term debt, less current portion                                                  56,222                   77,129
                                                                                ------------             ------------
             Total liabilities                                                        86,753                  107,592
                                                                                ------------             ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none issued                                                                -                        -
  Common stock, $1.00 par value; 75,000,000 shares
  authorized; 33,041,756 issued and 28,940,856 outstanding as of June 30, 2002 and December 31, 2001
                                                                                      33,042                   33,042
  Additional paid-in capital                                                         290,041                  290,001
  Accumulated deficit                                                               (265,115)                (265,227)
                                                                                ------------             ------------
                                                                                      57,968                   57,816
  Treasury stock at cost; 4,100,900 shares                                           (36,794)                 (36,794)
                                                                                ------------             ------------
             Total shareholders' equity                                               21,174                   21,022
                                                                                ------------             ------------
TOTAL                                                                           $    107,927             $    128,614
                                                                                ============             ============

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              ------------------             ----------------
                                                                                    JUNE 30,                     JUNE 30,
                                                                                   --------                     --------
                                                                             2002           2001           2002             2001
                                                                             ----           ----           ----             ----
                                                                                (unaudited)                     (unaudited)
NET SALES                                                                $  42,707      $  48,957      $  90,894      $ 101,688
COST OF SALES                                                               28,032         33,640         58,082         66,351
                                                                            ------         ------         ------        -------
GROSS PROFIT                                                                14,675         15,317         32,812         35,337
OPERATING EXPENSES                                                          16,263         20,165         35,629         49,492
                                                                            ------         ------         ------        -------
LOSS FROM OPERATIONS                                                        (1,588)        (4,848)        (2,817)       (14,155)
                                                                            ------         ------         ------        -------
OTHER (EXPENSE) INCOME:
  Interest income                                                               25             19             25            128
  Interest expense                                                          (2,123)        (2,223)        (4,096)        (5,048)
  Other                                                                         61             (7)            89             (9)
                                                                            ------         ------         ------        -------
                                                                            (2,037)        (2,211)        (3,982)        (4,929)
                                                                            ------         ------         ------        -------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (3,625)        (7,059)        (6,799)       (19,084)
BENEFIT FROM INCOME TAXES                                                       --             --         (6,911)        (4,651)
                                                                            ------         ------         ------        -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                    (3,625)        (7,059)           112        (14,433)
                                                                            ------         ------         ------        -------
DISCONTINUED OPERATIONS:
  Income from discontinued operations, adjusted for income taxes of
      $211                                                                      --             --             --            164
   Loss on disposal of subsidiary, adjusted for income taxes of $449            --             --             --         (8,698)
                                                                            ------         ------         ------        -------
                                                                                --             --             --         (8,534)
                                                                            ------         ------         ------        -------
NET INCOME (LOSS)                                                        $  (3,625)     $  (7,059)     $     112      $ (22,967)
                                                                            ======         ======         ======        =======

BASIC AND DILUTED LOSS PER SHARE:
   Loss from continuing operations                                       $   (0.13)     $   (0.25)     $      --      $   (0.50)
   Loss from discontinued operations                                            --             --             --          (0.30)
                                                                            ------         ------         ------        -------
   Net loss                                                              $   (0.13)     $   (0.25)     $      --      $   (0.80)
                                                                            ======         ======         ======        =======

  Basic and diluted weighted average shares outstanding                     28,941         28,646         28,941         28,646
                                                                            ======         ======         ======        =======

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                             2002            2001
                                                                             ----            ----
                                                                                    (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $    112      $(22,967)
  Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
     Loss from discontinued operations                                            --         8,534
     Depreciation and amortization                                             4,322         4,038
     Bad debt expense                                                            300         1,380
     Provision for excess and slow moving inventories                          4,214           109
     Deferred income taxes                                                        --        (4,011)
     Gain on sale of businesses and fixed assets                                 (60)         (976)
     Other                                                                        40           438
     Changes in operating assets and liabilities:
       Accounts receivable                                                     3,578        25,644
       Inventories                                                            10,402         2,520
       Refundable income taxes                                                    --        11,627
       Prepaid expenses and other current assets                              (1,760)       (1,519)
       Accounts payable                                                       (5,226)       (6,742)
       Accrued expenses and other current liabilities                          3,784        (2,702)
                                                                            --------      --------
       Net cash provided by continuing operations                             19,706        15,373
       Net cash provided by discontinued operations                               --           953
                                                                            --------      --------
               Net cash provided by operating activities                      19,706        16,326
                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                  (496)       (2,672)
  Increase in other assets                                                       (91)         (215)
  Net proceeds from sales of businesses and fixed assets                       2,121         4,719
                                                                            --------      --------
               Net cash provided by investing activities                       1,534         1,832
                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under revolving credit facilities                           (19,941)      (20,058)
  Payments of debt                                                            (1,099)       (1,015)
  Payments of debt issuance costs                                               (200)       (1,975)
                                                                            --------      --------
               Net cash used in financing activities                         (21,240)      (23,048)
                                                                            --------      --------

Net decrease in cash and cash equivalents                                         --        (4,890)
Cash and cash equivalents at beginning of period                                  --         4,890
                                                                            --------      --------
Cash and cash equivalents at end of period                                  $     --      $     --
                                                                            ========      ========

Supplemental disclosures of cash flow information- Cash paid during the periods for:
     Interest                                                               $  3,412      $  5,109
                                                                            ========      ========
     Income taxes, net of cash refunds                                      $ (6,820)     $(11,609)
                                                                            ========      ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (collectively, the "Company") as of June 30, 2002, and the results of its operations and its cash flows for the three months and six months ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year classifications.

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

2.    DISPOSITION OF OPERATIONS

      a.    CHANGES INTERNATIONAL, INC.

      On April 17, 2001, the Company sold the assets of its Changes International, Inc. ("Changes International") subsidiary to Goldshield Group plc for approximately $4,405. The Company received $3,524 upon closing the transaction, $352 in October 2001 and $529 in April 2002. The loss on the sale of the assets was $8,698. Changes International's results of operations have been classified as discontinued operations.

      Net sales and income from discontinued operations are as follows:

                                                                                    SIX MONTHS ENDED
                                                                                      JUNE 30, 2001
                                                                                      -------------
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


      b.    PR*NUTRITION, INC.

      On April 17, 2001, the Company sold the assets of PR*Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction, $48 in October 2001 and $71 in April 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale of these assets during the quarter ended June 30, 2001, which has been included as a reduction of operating expenses in the accompanying consolidated statements of operations.

      c.    ADVANCED RESEARCH PRESS, INC.

      On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive Vice President and a Director of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. The Company recorded a pre-tax gain of approximately $674 in connection with the sale during the quarter ended June 30, 2001, which has been included as a reduction of operating expenses in the accompanying consolidated statements of operations.

      d.    HEALTH FACTORS INTERNATIONAL, INC.

      On May 22, 2002, the Company completed the sale of substantially all of the fixed assets of its Health Factors International, Inc. ("Health Factors") subsidiary for approximately $2,107 to Anabolic Laboratories, Inc ("Anabolic"). The products manufactured by Health Factors were, in significant part, transferred to other Twinlab manufacturing facilities. Other production related to Bronson Laboratories, Inc. was outsourced to Anabolic while the manufacture of certain private label products was discontinued. The Company recorded a charge of approximately $994 in connection with the sale of the facility during the quarter ended March 31, 2002, which has been included in operating expenses in the accompanying consolidated statements of operations.

      3.    INVENTORIES

      Inventories consist of the following:

                                                              JUNE 30, 2002                DECEMBER 31, 2001
                                                              -------------                -----------------
              Raw Materials                                     $    6,943                     $   10,324
              Work in Process                                        6,018                          6,787
              Finished Goods                                        16,400                         26,866
                                                                ----------                      ---------
                         Total                                  $   29,361                     $   43,977
                                                                ==========                      =========


      Reserves for excess and obsolete inventory totaled $9,969 and $14,556 as of June 30, 2002 and December 31, 2001, respectively, and are included as a component of the above amounts.

      4.    REVOLVING CREDIT FACILITY

      In March 2002, the Company completed an amendment to its Revolving Credit Facility which, among other things, revised the financial covenant relating to EBITDA (as defined therein) and increased the interest rate on borrowings by 0.25%. Borrowings outstanding under the Revolving Credit Facility as of June 30, 2002 were approximately $10,527.

      5.    OPERATING EXPENSES

      Included in operating expenses for the three months ended June 30, 2002 is a net benefit of approximately $475 relating to litigation matters. Such benefit relates to proceeds of $4,653 received from a litigation settlement offset by the recording of reserves for litigation matters and related costs (see Note 10).

6.    RELATED PARTY TRANSACTIONS

      In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15,000 with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $375 and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. The fair value of the compensation for providing the letter of credit, $1,643, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

7.    INCOME TAXES

      The Company recorded a federal benefit from income taxes of $6,911 during the three months ended March 31, 2002 representing a refund received by the Company as a result of the Job Creation and Worker Assistance Act of 2002. The Company did not record a benefit from income taxes for losses incurred during the six months ended June 30, 2002 as it is more likely than not that such benefit will not be realized.

8.    NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share was determined by using the weighted average number of common shares outstanding during the respective periods. Diluted net income (loss) per share further assumes the issuance of common shares for all dilutive outstanding stock options. Potentially dilutive stock options totaling 1,832,000 and 2,116,000 as of June 30, 2002 and March 31, 2002, respectively, and 2,376,000 and 1,881,000 as of June 30, 2001 and March 31, 2001, respectively, were excluded from the computation of diluted net income (loss) per share because they were anti-dilutive.



9.    OPERATING SEGMENTS

      The Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the Twinlab brand name; an extensive line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. The direct-to-consumer segment primarily markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog and it also manufactured, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. As discussed in Note 2, on May 22, 2002, the Company sold substantially all of the fixed assets relating to its Health Factors' operations.

     Segment information for the three months and six months ended June 30, 2002 and 2001 was as follows:

                                                   DIRECT-TO-                   INTERCOMPANY
                                       RETAIL      CONSUMER        OTHER(1)      ELIMINATION       TOTAL
                                       ------      --------        --------      -----------       -----
THREE MONTHS ENDED
JUNE 30, 2002
  Net sales from external
  customers                         $  37,586      $   5,121      $      --      $      --      $  42,707
  Intersegment net sales                   34             --             --            (34)            --
  (Loss) income from operations        (2,778)         1,242            (52)            --         (1,588)
  Total assets                        135,738         26,555             --        (54,366)       107,927

THREE MONTHS ENDED
JUNE 30, 2001
  Net sales from external
  customers                         $  41,717      $   6,431      $     809      $      --         48,957
  Intersegment net sales                   --             --             34            (34)            --
  (Loss) income from operations        (5,219)           245            126             --         (4,848)
  Total assets                        181,130         61,207         12,041        (58,610)       195,768


SIX MONTHS ENDED
JUNE 30, 2002
  Net sales from external
  customers                         $  80,104      $  10,790      $      --      $      --      $  90,894
  Intersegment net sales                  138             --             --           (138)            --
  (Loss) income from operations        (3,498)           785           (104)            --         (2,817)

SIX MONTHS ENDED
JUNE 30, 2001
  Net sales from external
  customers                         $  87,644      $  11,360      $   2,684      $      --      $ 101,688
  Intersegment net sales                   --             --            114           (114)            --
  (Loss) income from operations       (14,454)          (150)           449             --        (14,155)

      [1]The "other" column includes corporate-related items and, for the three months and six months ended June 30, 2001, the results of two former operating segments, PR*Nutrition, Inc. and ARP, whose segment information is below the reportable quantitative thresholds. The Company marketed nutritionally enhanced food bars and other nutritional products through PR*Nutrition, Inc. and published a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.


10.   CONTINGENCIES

      The Company has been named as a defendant in a number of pending product liability lawsuits which the Company is vigorously defending. In reviewing its potential exposure for product liability matters, the Company considers, among other factors, recent and historical settlements and judgments, if any, the incidence and trend of recent and historical claims, the nature of any alleged injuries, the amount and availability of insurance coverage and the status of litigation proceedings and settlement discussions.

      Based on this analysis, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters. The Company has established a reserve for product liability matters that is primarily based on known claims and an estimate of incurred but not reported claims that can be reasonably estimated as of the balance sheet date. However, there are inherent uncertainties involved in estimating product liability costs. Accordingly, the Company has concluded that no amount within the range is more likely than any other, and has recorded $2,800 (an amount within the range as of June 30 2002) as a liability in the accompanying consolidated financial statements. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of June 30, 2002, because the amounts and timing of any payments are not fixed or reliably determinable at the present time.

      Because of the uncertainties related to the number of potential future claims, ultimate settlement amounts, dismissal of such claims or any adverse judgments, it is difficult to obtain precise estimates of the Company's ultimate liability for such claims. It is possible that the total exposure to product liability claims may be less than or greater than an amount within the Company's estimated range of potential liability due to changes in facts or circumstances after the date of each estimate. As additional experience is gained regarding the Company's product liability claims, possible settlement discussions, litigation history and insurance coverage, the Company will reassess its potential liability and revise the amount of its reserve as appropriate.

11.   RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

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

      With the adoption of SFAS No. 142, the Company ceased the amortization of goodwill with a book value of $352 as of January 1, 2002. The adoption did not have a material effect on comparable financial results for the three months and six months ended June 30, 2001. Had amortization of goodwill and tradenames not been recorded during the three months and six months ended June 30, 2001, the net loss would have been reduced by approximately $202 and $470, net of taxes, respectively, and basic and diluted net loss per share would have decreased by $0.01 for both periods.

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

      Effective January 1, 2002, the Company adopted EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which required that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Accordingly, the Company reported such costs as a reduction of net sales rather than as operating expenses during the three months and six months ended June 30, 2002 and reclassified costs totaling $624 and $1,051 for the three months and six months ended June 30, 2001, respectively.

      12.   SUBSEQUENT EVENT

      On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to further improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, will result in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions relating to purchasing, research and development will remain in New York. The Company anticipates incurring restructuring and related charges of up to $20,000 ($10,000 of which will be non-cash), substantially all of which are expected to be recorded during the third and fourth quarters of 2002.

ITEM 2.: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report. The Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the Twinlab brand name; an extensive line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. The direct-to-consumer segment primarily markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog and it also manufactured, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. On May 22, 2002, the Company sold substantially all of the fixed assets relating to the Health Factors' operation. The products manufactured by Health Factors were, in significant part, transferred to other Twinlab manufacturing facilities. Other production related to Bronson Laboratories, Inc. was outsourced to a third-party contractor while the manufacture of certain private label products was discontinued. The Company also marketed nutritionally enhanced food bars and other nutritional products under the PR*Bar trademark through PR*Nutrition, Inc. and conducted its publishing activities through Advanced Research Press, Inc. ("ARP"). On April 17, 2001, the Company sold the assets of its Changes International and PR*Nutrition, Inc. subsidiaries and on June 1, 2001, the Company sold ARP. Changes International's results of operations have been classified as discontinued operations.

                                        THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                        ---------------------------                   -------------------------
                                           (DOLLARS IN MILLIONS)                        (DOLLARS IN MILLIONS)
                                          2002                    2001                   2002                  2001
                                          ----                    ----                   ----                  ----
Net Sales:
   Retail segment                 $  37.6       88.0%    $  41.7       85.2%    $  80.1       88.1%    $   87.6       86.2%
   Direct-to-consumer segment         5.1       12.0         6.5    13.1        10.8       11.9         11.4       11.2
   PR*Nutrition division               --         --         0.1        0.3          --         --          0.9        0.8
   Publishing division                 --         --         0.7        1.4          --         --          1.8        1.8
                                  -------       ----     -------       ----     -------       ----     --------      -----
         Total Net Sales             42.7      100.0        49.0      100.0        90.9      100.0        101.7      100.0
                                  -------       ----     -------       ----     -------       ----     --------      -----
Gross Profit                         14.7       34.4        15.3       31.3        32.8       36.1         35.3       34.8
Operating Expenses                   16.3       38.1        20.2       41.2        35.6       39.2         49.5       48.7
                                  -------       ----     -------       ----     -------       ----     --------      -----
Loss from Operations              $  (1.6)      (3.7)%   $  (4.9)      (9.9)%   $  (2.8)      (3.1)%   $  (14.2)     (13.9)%
                                  =======       ====     =======       ====     =======       ====     ========      =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES: Net sales for the three months ended June 30, 2002 were $42.7 million, a decrease of $6.3 million, or 12.8%, as compared to net sales of $49.0 million for the three months ended June 30, 2001. Net sales from the retail segment were $37.6 million for the three months ended June 30, 2002, a decrease of $4.1 million, or 9.9% as compared to $41.7 million for the three months ended June 30, 2001. Net sales from the retail segment were primarily impacted by a reduction in sales to a major customer that was offset in part by an increase in sales to other distributors in the health and natural food store channel. Net sales from the direct-to-consumer segment were $5.1 million for the three months ended June 30, 2002, a decrease of $1.4 million, or 20.4%, as compared to $6.5 million for the three months ended June 30, 2001. The decrease in direct-to-consumer net sales was primarily attributable to the sale of the HFI facility in May 2002. Net sales from PR Nutrition and ARP were $0.1 million and $0.7 million, respectively, for the three months ended June 30, 2001.

GROSS PROFIT: Gross profit for the three months ended June 30, 2002 was $14.7 million, which represented a decrease of $0.6 million, or 4.2%, as compared to $15.3 million for the three months ended June 30, 2001. Gross profit margin was 34.4% for the three months ended June 30, 2002 as compared to 31.3% for the three months ended June 30, 2001. The gross profit margin for the three months ended June 30, 2001 was negatively impacted by the Company's implementation of its Enterprise Resource Planning ("ERP") system. The overall decrease in gross profit dollars was primarily attributable to the Company's lower sales volume and the recording of a provision for excess and slow moving inventories of $2.6 million.

OPERATING EXPENSES: Operating expenses were $16.3 million for the three months ended June 30, 2002, representing a decrease of $3.9 million, or 19.4%, as compared to $20.2 million for the three months ended June 30, 2001. As a percent of net sales, operating expenses decreased from 41.2% for the three months ended June 30, 2001 to 38.1% for the three months ended June 30, 2002. The decrease in operating expenses was primarily attributable to the elimination of ERP implementation costs, a reduction in personnel related costs and the sale of ARP and Health Factors, partially offset by an increase in insurance costs.

Included in operating expenses for the three months ended June 30, 2002 is a net benefit of approximately $0.5 million relating to litigation matters. Such benefit relates to proceeds of $4.7 million received from a litigation settlement offset by the recording of reserves for litigation matters and related costs.

LOSS FROM OPERATIONS: The Company recorded a loss from operations of $(1.6) million for the three months ended June 30, 2002, as compared to $(4.9) million for the three months ended June 30, 2001. The loss from operations margin was (3.7)% of net sales for the three months ended June 30, 2002, as compared to (9.9)% of net sales for the three months ended June 30, 2001.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $2.0 million for the three months ended June 30, 2002, as compared to $2.2 million for the three months ended June 30, 2001. The net decrease of $0.2 million was attributable to a decrease in interest expense of $0.1 million and an increase in other income of $0.1 million.

INCOME TAXES: The Company did not record a benefit from income taxes for the three months ended June 30, 2002 as it is more likely than not that such benefit will not be realized.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES: Net sales for the six months ended June 30, 2002 were $90.9 million, a decrease of $10.8 million, or 10.6%, as compared to net sales of $101.7 million for the six months ended June 30, 2001. Net sales from the retail segment were $80.1 million for the six months ended June 30, 2002, a decrease of $7.5 million, or 8.6%, as compared to $87.6 million for the six months ended June 30, 2001. Net sales for the six months ended June 30, 2002 were primarily impacted by a reduction in sales to a major customer. Net sales from the direct-to-consumer segment were $10.8 million for the six months ended June 30, 2002, a decrease of $0.6 million, or 5.0%, as compared to $11.4 million for the six months ended June 30, 2001. The decrease in direct-to-consumer net sales was primarily attributable to the sale of the HFI facility in May 2002. Net sales from PR Nutrition and ARP were $0.9 million and $1.8 million, respectively, for the six months ended June 30, 2001.

GROSS PROFIT: Gross profit for the six months ended June 30, 2002 was $32.8 million, which represented a decrease of $2.5 million, or 7.1%, as compared to $35.3 million for the six months ended June 30, 2001. Gross profit margin was 36.1% for the six months ended June 30, 2002 as compared to 34.8% for the six months ended June 30, 2001. The overall decrease in gross profit dollars was primarily attributable to the Company's lower sales volume and the recording of a provision for excess and slow moving inventories of $4.2 million.

OPERATING EXPENSES: Operating expenses were $35.6 million for the six months ended June 30, 2002, representing a decrease of $13.9 million, or 28.0%, as compared to $49.5 million for the six months ended June 30, 2001. As a percent of net sales, operating expenses decreased from 48.7% for the six months ended June 30, 2001 to 39.2% for the six months ended June 30, 2002. The decrease in operating expenses was primarily attributable to a reduction in advertising and promotional expenses, the elimination of ERP implementation costs and a reduction in personnel related costs, partially offset by an increase in insurance costs.

LOSS FROM OPERATIONS: The Company recorded a loss from operations of $(2.8) million for the six months ended June 30, 2002, as compared to $(14.2) million for the six months ended June 30, 2001. The loss from operations margin was (3.1)% of net sales for the six months ended June 30, 2002, as compared to (13.9)% of net sales for the six months ended June 30, 2001.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $4.0 million for the six months ended June 30, 2002, as compared to $4.9 million for the six months ended June 30, 2001. The net decrease of $0.9 million was primarily attributable to a decrease in interest expense as a result of reduced borrowings and lower interest rates.

INCOME TAXES: The Company recorded a federal benefit from income taxes of $6.9 million for the six months ended June 30, 2002. The benefit recorded represented a refund received by the Company as a result of the recently enacted Job Creation and Worker Assistance Act of 2002.

DISCONTINUED OPERATIONS: On April 17, 2001, the Company sold the assets of its Changes International subsidiary to Goldshield Group plc for approximately $4.9 million. The loss on the sale of the assets was $8.7 million. Changes International's results of operations have been classified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002, cash provided by operating activities was $19.7 million as compared to $16.3 million for the six months ended June 30, 2001. Cash provided by operating activities for the six months ended June 30, 2002 was primarily attributable to the collection of an income tax refund of $6.9 million in addition to reductions in accounts receivable and inventories. Cash provided by operating activities for the six months ended June 30, 2001 was primarily attributable to a reduction in accounts receivable and inventories partially offset by the timing of payments of accounts payable and accrued expenses.

Capital expenditures were $0.5 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures are expected to be approximately $1.0 million during fiscal 2002.

On May 22, 2002, the Company sold substantially all of the fixed assets relating to the Health Factors' operation for approximately $2.1 million.

Net cash used in financing activities was $21.2 million and $23.0 million for the six months ended June 30, 2002 and 2001, respectively, and represented the repayment of outstanding debt and the payment of debt issuance costs.

In March 2002, the Company completed an amendment to its Revolving Credit Facility which, among other things, revised the financial covenant relating to EBITDA (as defined therein) and increased the interest rate on borrowings by 0.25%. Borrowings outstanding under the Revolving Credit Facility as of July 31, 2002 were approximately $8.3 million. As of July 31, 2002, approximately $20 million of borrowings were available under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15 million with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $0.4 million and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. The fair value of the compensation for providing the letter of credit, $1.6 million, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to further improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, will result in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions relating to purchasing, research and development will remain in New York. The Company anticipates incurring restructuring and related charges of up to $20 million ($10 million of which will be non-cash), substantially all of which are expected to be recorded during the third and fourth quarters of 2002.

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

The Company has been named as a defendant in a number of pending product liability lawsuits which the Company is vigorously defending. In reviewing its potential exposure for product liability matters, the Company considers, among other factors, recent and historical settlements and judgments, if any, the incidence and trend of recent and historical claims, the nature of any alleged injuries, the amount and availability of insurance coverage and the status of litigation proceedings and settlement discussions.

Based on this analysis, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters. The Company has established a reserve for product liability matters that is primarily based on known claims and an estimate of incurred but not reported claims that can be reasonably estimated as of the balance sheet date. However, there are inherent uncertainties involved in estimating product liability costs. Accordingly, the Company has concluded that no amount within the range is more likely than any other, and has recorded $2.8 million (an amount within the range as of June 30, 2002) as a liability in the accompanying consolidated financial statements. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of June 30, 2002, because the amounts and timing of any payments are not fixed or reliably determinable at the present time.

Because of the uncertainties related to the number of potential future claims, ultimate settlement amounts, dismissal of such claims or any adverse judgments, it is difficult to obtain precise estimates of the Company's ultimate liability for such claims. It is possible that the total exposure to product liability claims may be less than or greater than an amount within the Company's estimated range of potential liability due to changes in facts or circumstances after the date of each estimate. As additional experience is gained regarding the Company's product liability claims, possible settlement discussions, litigation history and insurance coverage, the Company will reassess its potential liability and revise the amount of its reserve as appropriate.


RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. The adoption of SFAS No. 142 and SFAS No. 144 did not have a significant impact on the Company's financial statements. See Note 11 to the Notes to the Consolidated Unaudited Financial Statements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Forward-looking statements involve substantial risks and uncertainties and represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. Such forward-looking statements by their nature involve known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) uncertainties relating to acquisitions; (viii) the inability of the Company to gain and/or hold market share; (ix) exposure to and expense of resolving and defending product liability claims and other litigation; (x) consumer acceptance of the Company's products; (xi) managing and maintaining growth; (xii) customer demands; (xiii) the inability to integrate and consolidate the manufacturing and distribution facilities and achieve cost savings and operational efficiencies; (xiv) dependence on individual products;
(xv) dependence on individual customers, (xvi) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xvii) the success of product development and new product introductions into the marketplace; (xviii) lack of available product liability insurance for ephedra-containing products; (xix) slow or negative growth in the nutritional supplement industry; (xx) the departure of key members of management; (xxi) the absence of clinical trials for many of the Company's products; (xxii) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission. For the purpose of this periodic report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company accepts no obligation to update any forward-looking statements and does not intend to do so.


ITEM 3.: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk and exposure from December 31, 2001, a description of which may be found in the Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 14, 2002, at which meeting the stockholders voted to elect ten directors of the Company and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

      The results of the matters voted on the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

          NOMINEE                       FOR                  AGAINST           WITHHELD          NON-VOTING
          -------                       ---                  -------           --------         ----------
       Brian Blechman                25,221,368                 0             1,382,573          2,336,915
       Dean Blechman                 26,159,013                 0               444,928          2,336,915
       Neil Blechman                 26,138,011                 0               465,930          2,336,915
       Ross Blechman                 25,221,193                 0             1,382,748          2,336,915
       Steve Blechman                26,136,138                 0               467,803          2,336,915
       Stephen L. Welling            26,176,491                 0               427,450          2,336,915
       John G. Danhakl               26,172,668                 0               431,273          2,336,915
       Jonathan D. Sokoloff          26,168,668                 0               435,273          2,336,915
       William U. Westerfield        26,173,641                 0               430,300          2,336,915
       Leonard Schutzman             26,179,791                 0               424,150          2,336,915

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                 FOR        AGAINST     ABSTAIN      NON-VOTING
                                                 ---        -------     -------      ----------
       Ratification of Deloitte & Touche LLP   26,259,925   307,449      36,567        2,336,915
       as the Company's independent auditors


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.63 - Asset Purchase Agreement dated as of May 22, 2002 by and among Anabolic Laboratories, Inc., Health Factors International, Inc. and Twin Laboratories Inc.

      10.64 - Manufacturing and Supply agreement dated as of May 22, 2002 by and between Anabolic Laboratories, Inc. and Twin Laboratories Inc.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TWINLAB CORPORATION


                                            By:   /s/ Ross Blechman
                                                  ------------------------------
                                                  Ross Blechman
                                                  Chairman, President and
                                                  Chief Executive Officer


                                            By:   /s/ Joseph Sinicropi
                                                  ------------------------------
                                                  Joseph Sinicropi
                                                  Chief Financial Officer


DATED: August 9, 2002
---------------------------------------------