Form 10-Q
period 2002-09-30
TWINLAB CORP
filed 2002-11-14
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

                                    YES [X] NO [ ]

At October 31, 2002, the registrant had 29,034,606 shares of common stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30, 2002          DECEMBER 31, 2001
                                                                             ------------------          -----------------
                                                                                 (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                       $       -                  $       -
  Accounts receivable, net                                                           14,892                     26,450
  Inventories                                                                        35,423                     43,977
  Prepaid expenses and other current assets                                           3,318                      2,094
                                                                                  ---------                  ---------
             Total current assets                                                    53,633                     72,521

Property, plant and equipment, net                                                   34,884                     46,854

Other assets                                                                          9,125                      9,239
                                                                                  ---------                  ---------
TOTAL                                                                             $  97,642                  $ 128,614
                                                                                  =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                               $   1,891                  $   2,241
  Accounts payable                                                                   17,230                     19,352
  Accrued expenses and other current liabilities
     (Notes 2, 3 and 12)                                                             24,921                      8,870
                                                                                  ---------                  ---------
             Total current liabilities                                               44,042                     30,463
Long-term debt, less current portion                                                 58,349                     77,129
                                                                                  ---------                  ---------
             Total liabilities                                                      102,391                    107,592
                                                                                  ---------                  ---------

Commitments and contingencies (Note 12)

Shareholders' (Deficit) Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none issued                                                               -                          -
  Common stock, $1.00 par value; 75,000,000  shares
    authorized; 33,041,756 issued and 29,034,606 outstanding as of September 30, 2002 and 33,041,756 issued and 28,940,856
    outstanding as of December 31, 2001                                              33,042                     33,042
  Additional paid-in capital                                                        289,312                    290,001
  Accumulated deficit                                                              (291,150)                  (265,227)
                                                                                  ---------                  ---------
                                                                                     31,204                     57,816
  Treasury stock at cost; 4,007,150 shares and 4,100,900 shares,
    respectively                                                                    (35,953)                   (36,794)
                                                                                  ---------                  ---------
             Total shareholders' (deficit) equity                                    (4,749)                    21,022
                                                                                  ---------                  ---------
TOTAL                                                                             $  97,642                  $ 128,614
                                                                                  =========                  =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         ------------------              -----------------
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                            -------------                  -------------
                                                                         2002           2001             2002          2001
                                                                         ----           ----             ----          ----
                                                                            (unaudited)                     (unaudited)
Net Sales (Note 2)                                                     $ 25,159       $53,980         $116,053       $155,668
Cost of Sales                                                            20,119        35,181           78,201        101,532
                                                                       --------       -------         --------       --------
Gross Profit                                                              5,040        18,799           37,852         54,136
Operating Expenses (Note 3)                                              16,326        18,447           51,955         67,939
Restructuring Charges (Note 3)                                            6,006             -            6,006              -
Asset Impairment Charges (Note 3)                                         6,894             -            6,894              -
                                                                       --------       -------         --------       --------
(Loss) Income from Operations                                           (24,186)          352          (27,003)       (13,803)
                                                                       --------       -------         --------       --------
Other (Expense) Income:
  Interest expense, net of interest income                               (1,880)       (2,150)          (5,951)        (7,070)
  Other                                                                      31            22              120             13
                                                                       --------       -------         --------       --------
                                                                         (1,849)       (2,128)          (5,831)        (7,057)
                                                                       --------       -------         --------       --------
Loss from Continuing Operations Before Income Taxes                     (26,035)       (1,776)         (32,834)       (20,860)
Benefit from Income Taxes                                                     -             -           (6,911)        (4,651)
                                                                       --------       -------         --------       --------
Loss from Continuing Operations                                         (26,035)       (1,776)         (25,923)       (16,209)
                                                                       --------       -------         --------       --------
Discontinued Operations:
  Income from discontinued operations, adjusted for income taxes of
    $211                                                                      -             -                -            164
  Loss on disposal of subsidiary, adjusted for income
    taxes of $449                                                             -             -                -         (8,698)
                                                                       --------       -------         --------       --------
                                                                              -             -                -         (8,534)
                                                                       --------       -------         --------       --------
Net Loss                                                               $(26,035)      $(1,776)        $(25,923)      $(24,743)
                                                                       ========       =======         ========       ========

Basic and Diluted Loss Per Share:
  Loss from continuing operations                                      $  (0.90)      $ (0.06)        $  (0.90)      $  (0.56)
  Loss from discontinued operations                                           -             -                -          (0.30)
                                                                       --------       -------         --------       --------
  Net loss                                                             $  (0.90)      $ (0.06)        $  (0.90)      $  (0.86)
                                                                       ========       =======         ========       ========

  Basic and diluted weighted average shares outstanding                  29,003        28,646           28,962         28,646
                                                                       ========       =======         ========       ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                                           SEPTEMBER 30,
                                                                           -------------
                                                                     2002                 2001
                                                                     ----                 ----
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(25,923)            $(24,743)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Loss from discontinued operations                                     -                8,534
    Depreciation and amortization                                     6,437                6,301
    Asset impairment charges                                          6,894                    -
    Bad debt expense                                                    764                1,665
    Provision for excess and slow moving inventories                  6,646                    -
    Deferred income taxes                                                 -               (4,011)
    Gain on sale of businesses and fixed assets                         (60)                (971)
    Other                                                                40                  448
    Changes in operating assets and liabilities:
      Accounts receivable                                            10,794               15,421
      Inventories                                                     1,908                4,344
      Refundable income taxes                                             -               11,692
      Prepaid expenses and other current assets                      (1,224)              (1,157)
      Accounts payable                                               (2,122)              (4,795)
      Accrued expenses and other current liabilities                 14,360               (1,991)
                                                                   --------             --------
      Net cash provided by continuing operations                     18,514               10,737
      Net cash provided by discontinued operations                        -                1,168
                                                                   --------             --------
              Net cash provided by operating activities              18,514               11,905
                                                                   --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                       (1,093)              (3,119)
  Increase in other assets                                             (212)                (803)
  Net proceeds from sales of businesses and fixed assets              2,121                4,714
                                                                   --------             --------
               Net cash provided by investing activities                816                  792
                                                                   --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under revolving credit facilities                  (17,466)             (14,074)
  Payments of debt                                                   (1,664)              (1,538)
  Payments of debt issuance costs                                      (200)              (1,975)
                                                                   --------             --------
               Net cash used in financing activities                (19,330)             (17,587)
                                                                   --------             --------

Net decrease in cash and cash equivalents                                 -               (4,890)
Cash and cash equivalents at beginning of period                          -                4,890
                                                                   --------             --------
Cash and cash equivalents at end of period                         $      -             $      -
                                                                   ========             ========

Supplemental disclosures of cash flow information-
  Cash paid during the periods for:
    Interest                                                       $  3,795             $  5,954
                                                                   ========             ========
    Income taxes, net of cash refunds                              $ (6,732)            $(11,721)
                                                                   ========             ========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
          (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (collectively, the "Company") as of September 30, 2002, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year classifications.

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

2.   NET SALES

     a.  PRODUCT RATIONALIZATION

     In connection with a continuing review of its operations, the Company committed to a plan to rationalize product offerings to several key customers in the retail segment. This plan was aimed at reducing the number of active SKUs and achieving a more appropriate product mix. In connection with this plan, the Company is allowing these customers to return inventory resulting in an incremental charge for sales returns and allowances of approximately $8,800 during the three months ended September 30, 2002.

     b.  EPHEDRA PRODUCTS

     A number of the Company's products include an herbal ingredient known as "Ma Huang," also referred to as ephedra, which contains naturally-occurring ephedrine alkaloids. The Company's products containing Ma Huang are generally marketed for weight loss and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise. Products containing Ma Huang accounted for approximately 17% of the Company's net sales for the nine months ended September 30, 2002.

     Ma Huang has been the subject of negative publicity in the United States and other countries relating to alleged harmful or adverse effects. This publicity has led to recent congressional hearings addressing the safety of Ma Huang and several state governments have passed legislation regulating the sale of products that contain Ma Huang.

     The Company has been named as a defendant in a series of lawsuits alleging that its Ma Huang products caused injury, death and/or damages, as well as certain proceedings seeking class action certification for consumer fraud related to the sale of such products. The Company is vigorously defending these lawsuits. However, the Company is incurring, and expects to incur, significant costs associated with this litigation activity. These costs are due in part to: (i) greater costs for insurance premiums; (ii) significant self-insured retention limits for claims alleging injuries after December 31, 2000; and
     (iii) legal fees that are not covered under certain of the Company's insurance policies.

     The Company believes in the safety and efficacy of its products that contain Ma Huang based on the scientific evidence. Nevertheless, as a result of the increasing costs that are negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products, the Company has decided to discontinue the sale of products that contain Ma Huang effective March 31, 2003. The Company expects to experience a reduction in net sales due to the discontinuation of its products that contain Ma Huang. Based upon anticipated costs savings expected to be achieved, however, the Company does not believe that the decision to discontinue the sale of products that contain Ma Huang should have a material adverse effect on the profitability of the Company. The Company is committed to the Diet and Energy category, specifically its Diet Fuel, Ripped Fuel and Metabolift brands, and has launched a line of patented and clinically tested ephedra-free products.

3.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, will result in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions relating to purchasing, research and development will remain in New York. The Company anticipates that the consolidation of the facilities will be completed during the first quarter of 2003.

     Significant components of the restructuring charges recorded during the three months ended September 30, 2002 and remaining accrual as of September 30, 2002 include:

                               Total
                           Restructuring                   Restructuring
                              Charges        Payments         Accrual
                           -------------     --------      -------------
     Facility costs            $3,137         $   68           $3,069
     Employee costs             2,011            117            1,894
     Professional fees            754            544              210
     Other                        104            104                -
                               ------         ------           ------
              Total            $6,006         $  833           $5,173
                               ======         ======           ======

     Facility costs represent remaining lease payments for New York leased properties and equipment, and holding and shutdown costs related to the New York manufacturing and distribution facilities. Employee costs primarily represent severance and related benefits associated with the separation of approximately 300 New York employees. The majority of the employees will be leaving during the fourth quarter of 2002, with the balance leaving during the first quarter of 2003.

     In addition, as a result of the consolidation of the facilities, certain manufacturing and distribution assets were determined to be impaired during the quarter resulting in asset impairment charges of $6,894. The Company anticipates selling these assets during fiscal 2003.

     The Company anticipates recording additional restructuring charges of up to $4,000, substantially all of which are expected to be recorded in the fourth quarter of 2002 and the first quarter of 2003.

     In connection with its plan to consolidate the manufacturing and distribution facilities, the Company incurred additional costs of approximately $544 primarily relating to personnel costs associated with preparing the Utah facility. These costs have been recorded in operating expenses in the accompanying consolidated statements of operations.

4.   DISPOSITION OF OPERATIONS

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

     Net sales and income from discontinued operations are as follows:

                                                            NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2001
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

5.   INVENTORIES

     Inventories, net of reserves for excess and obsolete inventory, consist of the following:

                             September 30, 2002          December 31, 2001
                             ------------------          -----------------
     Raw Materials                $ 8,178                     $10,324
     Work in Process                7,320                       6,787
     Finished Goods                19,925                      26,866
                                  -------                     -------
                Total             $35,423                     $43,977
                                  =======                     =======

     Reserves for excess and obsolete inventory totaled $8,919 and $14,556 as of September 30, 2002 and December 31, 2001, respectively.

6.   REVOLVING CREDIT FACILITY

     In November 2002, the Company completed an amendment and waiver to its Revolving Credit Facility which, among other things, reduced the total facility from $60,000 to $50,000, revised the financial covenant relating to EBITDA (as defined therein) and increased the commitment fee on the unused portion of the facility from 0.375% to 0.5%. Borrowings outstanding under the Revolving Credit Facility as of September 30, 2002 were approximately $13,000.

7.   OPERATING EXPENSES

     Included in operating expenses for the nine months ended September 30, 2002 is a net benefit of approximately $500 relating to litigation matters. Such benefit relates to proceeds of $5,427 received from litigation settlements offset by the recording of reserves for litigation matters and related costs (see Note 12).

8.   RELATED PARTY TRANSACTIONS

     In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15,000 with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $375 and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. As of September 30, 2002, $94 has been paid and 93,750 shares of common stock have been issued. The fair value of the compensation for providing the letter of credit, $1,643, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

     Effective November 8, 2002, Brian Blechman and Neil Blechman, each an Executive Vice President, retired as employees of the Company. In connection with their retirement, the Company is obligated to make payments to each for a period of three years at their current base salary.

9.   INCOME TAXES

     The Company recorded a federal benefit from income taxes of $6,911 during the three months ended March 31, 2002 representing a refund received by the Company as a result of the Job Creation and Worker Assistance Act of 2002. The Company did not record a benefit from income taxes for losses incurred during the nine months ended September 30, 2002 as it is more likely than not that such benefit will not be realized.

10.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share was determined by using the weighted average number of common shares outstanding during the respective periods. Diluted net income (loss) per share further assumes the issuance of common shares for all dilutive outstanding stock options. Potentially dilutive stock options totaling 2,116,000 and 1,881,000 for the three months ended March 31, 2002 and 2001, respectively; 1,832,000 and 2,376,000 for the three months ended June 30, 2002 and 2001, respectively; and 2,571,000 and 2,207,000 for the three months ended September 30, 2002 and 2001, respectively, were excluded from the computation of diluted net income
     (loss) per share because they were anti-dilutive.

11.  OPERATING SEGMENTS

     The Company reports its operations in two reportable segments: the retail segment and the direct-to-consumer segment. Products sold by the retail segment include vitamins, minerals, amino acids, herbs, sports nutrition products and special formulas primarily under the Twinlab brand name; an extensive line of herbal supplements and phytonutrients marketed under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. The direct-to-consumer segment primarily markets vitamins, herbs, nutritional supplements and health and beauty aids through its Bronson catalog and it also manufactured, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. As discussed in Note 4, on May 22, 2002, the Company sold substantially all of the fixed assets relating to its Health Factors' operations.

     Segment information for the three months and nine months ended September 30, 2002 and 2001 was as follows:

                                                  Direct-to-                      Intercompany
                                      Retail       Consumer        Other(1)        Elimination        Total
-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 30, 2002
  Net sales to external
    customers                       $ 21,784      $ 3,375          $     -          $      -        $ 25,159
  Intersegment net sales                  25            -                -               (25)              -
  (Loss) income from operations      (24,850)         716              (52)                -         (24,186)
  Total assets                       125,996       26,673                -           (55,027)         97,642

THREE MONTHS ENDED
SEPTEMBER 30, 2001
  Net sales to external
    customers                       $ 47,497      $ 6,483          $     -          $      -        $ 53,980
  Intersegment net sales                  25          906                -              (931)              -
  Income (loss) from operations         (325)         778             (101)                -             352
  Total assets                       188,491       61,743           12,231           (60,240)        202,225

                                                  Direct-to-                      Intercompany
                                      Retail       Consumer        Other(1)        Elimination        Total
-------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED
SEPTEMBER 30, 2002
  Net sales to external
    customers                       $101,888      $14,165          $     -          $     -         $116,053
  Intersegment net sales                 163            -                -             (163)               -
  (Loss) income from operations      (28,348)       1,501             (156)               -          (27,003)

NINE MONTHS ENDED
SEPTEMBER 30, 2001
  Net sales to external
    customers                       $135,141      $17,843          $ 2,684          $     -         $155,668
  Intersegment net sales                  25          906              114           (1,045)               -
  (Loss) income from operations      (15,056)         628              625                -          (13,803)

[1]The "other" column includes corporate-related items and, for the nine months ended September 30, 2001, the results of two former operating segments, PR*Nutrition, Inc. and ARP, whose segment information is below the reportable quantitative thresholds. The Company marketed nutritionally enhanced food bars and other nutritional products through PR*Nutrition, Inc. and published a sports fitness magazine and health and fitness-related books, audios and newsletters through ARP.

12.  CONTINGENCIES

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

     Based on this analysis, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters. Accordingly, the Company has established a reserve of approximately $3,600 for product liability matters that is primarily based on known claims and an estimate of unasserted claims that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of September 30, 2002, because the timing of any payments are not fixed or reliably determinable at the present time.

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

13.  RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

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

     With the adoption of SFAS No. 142, the Company ceased the amortization of goodwill with a book value of $352 as of January 1, 2002. The adoption did not have a material effect on comparable financial results for the three months and nine months ended September 30, 2001. Had amortization of goodwill and tradenames not been recorded during the three months and nine months ended September 30, 2001, the net loss would have been reduced by approximately $186 and $656, net of taxes, respectively, and basic and diluted net loss per share would have been unchanged for the three months ended September 30, 2001 and would have decreased by $0.02 for the nine months ended September 30, 2001.

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

     Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which required that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Accordingly, the Company reported such costs as a reduction of net sales rather than as operating expenses during the three months and nine months ended September 30, 2002 and reclassified costs totaling $68 and $1,119 for the three months and nine months ended September 30, 2001, respectively.

     In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be adopted by the Company on January 1, 2003. The Company currently accounts for costs associated with exit or disposal activities in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

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

                                       Three Months Ended September 30,               Nine Months Ended September 30,
                                    -------------------------------------        ----------------------------------------
                                             (Dollars in millions)                         (Dollars in millions)
                                           2002                   2001                  2002                   2001
                                           ----                   ----                  ----                   ----
Net Sales:
   Retail segment                   $ 21.8      88.0%        $47.5     88.0%       $101.9     87.8%       $135.2     86.8%
   Direct-to-consumer segment          3.4      12.0           6.5     12.0          14.2     12.2          17.8     11.5
   PR*Nutrition division                 -         -             -        -             -        -           0.9      0.5
   Publishing division                   -         -             -        -             -        -           1.8      1.2
                                    ------     -----         -----    -----        ------    -----        ------    -----
         Total Net Sales              25.2     100.0          54.0    100.0         116.1    100.0         155.7    100.0
                                    ------     -----         -----    -----        ------    -----        ------    -----
Gross Profit                           5.0      20.0          18.8     34.8          37.9     32.6          54.1     34.8
Operating Expenses                    16.3      64.9          18.4     34.2          52.0     44.8          67.9     43.6
Restructuring Charges                  6.0      23.8             -        -           6.0      5.2             -        -
Asset Impairment Charges               6.9      27.4             -        -           6.9      5.9             -        -
                                    ------     -----         -----    -----        ------    -----        ------    -----
Loss from Operations                $(24.2)    (96.1)%       $ 0.4      0.6%       $(27.0)   (23.3)%      $(13.8)    (8.9)%
                                    ======     =====         =====    =====        ======    =====        ======    =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES: In connection with a continuing review of its operations, the Company committed to a plan to rationalize product offerings to several key customers in the retail segment. This plan was aimed at reducing the number of active SKUs and achieving a more appropriate product mix. In connection with this plan, the Company is allowing these customers to return inventory resulting in an incremental charge for sales returns and allowances of approximately $8.8 million (the "Product Rationalization Charge") during the three months ended September 30, 2002. Net sales for the three months ended September 30, 2002 were $25.2 million ($34.0 million excluding the Product Rationalization Charge). Excluding this charge, net sales decreased $20.0 million, or 37.1%, as compared to net sales of $54.0 million for the three months ended September 30, 2001. Net sales from the retail segment were $21.8 million ($30.6 million excluding the Product Rationalization Charge) for the three months ended September 30, 2002. Excluding this charge, net sales to the retail segment decreased $16.9 million, or 35.6% as compared to $47.5 million for the three months ended September 30, 2001. In addition, net sales to the retail segment were negatively impacted by reduced promotional allowances to customers in the Health and Natural Food Store Channel as well as some disruption in customer service as a result of the consolidation of the facilities. Net sales from the direct-to-consumer segment were $3.4 million for the three months ended September 30, 2002, a decrease of $3.1 million, or 47.9%, as compared to $6.5 million for the three months ended September 30, 2001. The decrease in direct-to-consumer net sales was primarily attributable to the sale of the HFI facility in May 2002.

A number of the Company's products include an herbal ingredient known as "Ma Huang," also referred to as ephedra, which contains naturally-occurring ephedrine alkaloids. The Company's products containing Ma Huang are generally marketed for weight loss and other purposes, including increased endurance and energy, generally in conjunction with diet or exercise. Products containing Ma Huang accounted for approximately 17% of the Company's net sales for the nine months ended September 30, 2002.

Ma Huang has been the subject of negative publicity in the United States and other countries relating to alleged harmful or adverse effects. This publicity has led to recent congressional hearings addressing the safety of Ma Huang and several state governments have passed legislation regulating the sale of products that contain Ma Huang.

The Company has been named as a defendant in a series of lawsuits alleging that its Ma Huang products caused injury, death and/or damages, as well as certain proceedings seeking class action certification for consumer fraud related to the sale of such products. The Company is vigorously defending these lawsuits. However, the Company is incurring, and expects to incur, significant costs associated with this litigation activity. These costs are due in part to: (i) greater costs for insurance premiums; (ii) significant self-insured retention limits for claims alleging injuries after December 31, 2000; and (iii) legal fees that are not covered under certain of the Company's insurance policies.

The Company believes in the safety and efficacy of its products that contain Ma Huang based on the scientific evidence. Nevertheless, as a result of the increasing costs that are negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products, the Company has decided to discontinue the sale of products that contain Ma Huang effective March 31, 2003. The Company expects to experience a reduction in net sales due to the discontinuation of its products that contain Ma Huang. Based upon anticipated costs savings expected to be achieved, however, the Company does not believe that the decision to discontinue the sale of products that contain Ma Huang should have a material adverse effect on the profitability of the Company. The Company is committed to the Diet and Energy category, specifically its Diet Fuel, Ripped Fuel and Metabolift brands, and has launched a line of patented and clinically tested ephedra-free products.

GROSS PROFIT: Gross profit for the three months ended September 30, 2002 was $5.0 million (approximately $12.2 million excluding the effect of the Product Rationalization Charge). Excluding this charge, gross profit decreased $6.6 million, or 34.9%, as compared to $18.8 million for the three months ended September 30, 2001 and gross profit margin was 36.0% for the three months ended September 30, 2002 as compared to 34.8% for the three months ended September 30, 2001. The overall decrease in gross profit dollars was primarily attributable to the lower sales volume and the recording of a provision for excess and slow moving inventories of $2.4 million. The increase in the gross profit margin was primarily attributable to a reduction in overhead costs associated with cost reduction initiatives.

OPERATING EXPENSES: Operating expenses were $16.3 million for the three months ended September 30, 2002, representing a decrease of $2.1 million, or 11.5%, as compared to $18.4 million for the three months ended September 30, 2001. As a percent of net sales, operating expenses increased from 34.2% for the three months ended September 30, 2001 to 48.1% (excluding the Product Rationalization Charge) for the three months ended September 30, 2002. The decrease in operating expenses was primarily attributable to the elimination of Enterprise Resource Planning ("ERP") implementation costs, a reduction in personnel related costs associated with cost reduction initiatives and the elimination of operating costs related to sold and discontinued businesses, partially offset by an increase in insurance costs, advertising expenditures and additional costs related to the consolidation of the manufacturing and distribution facilities.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES: On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to further improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, will result in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions relating to purchasing, research and development will remain in New York. The Company anticipates that the consolidation of the facilities will be completed during the first quarter of 2003.

Restructuring charges recorded in the three months ended September 30, 2002 totaled $6.0 million and primarily represented facility and employee costs, professional fees and other incremental costs. Facility costs represent remaining lease payments for New York leased properties and equipment, and holding and shutdown costs related to the New York manufacturing and distribution facilities. Employee costs primarily represent severance and related benefits associated with the separation of approximately 300 New York employees. The majority of the employees will be leaving during the fourth quarter of 2002, with the balance leaving during the first quarter of 2003.

In addition, as a result of the consolidation of the facilities, certain manufacturing and distribution assets were determined to be impaired during the quarter resulting in asset impairment charges of $6.9 million. The Company anticipates selling these assets during fiscal 2003.

The consolidation of the manufacturing and distribution facilities is expected to generate additional annualized cost reductions in excess of $6.0 million, commencing in the first quarter of 2003. The Company anticipates recording additional restructuring charges of up to $4.0 million, substantially all of which are expected to be recorded in the fourth quarter of 2002 and the first quarter of 2003.

LOSS FROM OPERATIONS: The Company recorded a loss from operations of $(24.2) million for the three months ended September 30, 2002, as compared to income from operations of $0.4 million for the three months ended September 30, 2001.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $1.8 million for the three months ended September 30, 2002, as compared to $2.1 million for the three months ended September 30, 2001. The net decrease of $0.3 million was attributable to a decrease in interest expense as a result of reduced borrowings and lower interest rates.

INCOME TAXES: The Company did not record a benefit from income taxes for the three months ended September 30, 2002 as it is more likely than not that such benefit will not be realized.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES: Net sales for the nine months ended September 30, 2002 were $116.1 million ($124.9 million excluding the Product Rationalization Charge). Excluding this charge, net sales decreased $30.8 million, or 19.8%, as compared to net sales of $155.7 million for the nine months ended September 30, 2001. Net sales from the retail segment were $101.9 million ($110.7 million excluding the Product Rationalization Charge) for the nine months ended September 30, 2002. Excluding this charge, net sales to the retail segment decreased by $24.5 million, or 18.1%, as compared to $135.2 million for the nine months ended September 30, 2001. In addition to the Product Rationalization Charge, net sales for the nine months ended September 30, 2002 were primarily impacted by a reduction in sales to a major customer as well as reduced promotional allowances to customers in the Health and Natural Food Store Channel. Net sales from the direct-to-consumer segment were $14.2 million for the nine months ended September 30, 2002, a decrease of $3.6 million, or 20.6%, as compared to $17.8 million for the nine months ended September 30, 2001. The decrease in direct-to-consumer net sales was primarily attributable to the sale of the HFI facility in May 2002. Net sales from PR Nutrition and ARP were $0.9 million and $1.8 million, respectively, for the nine months ended September 30, 2001.

GROSS PROFIT: Gross profit for the nine months ended September 30, 2002 was $37.9 million (approximately $45.1 million excluding the Product Rationalization Charge). Excluding this charge, gross profit decreased by $9.0 million, or 16.8%, as compared to $54.1 million for the nine months ended September 30, 2001 and gross profit margin was 36.1% for the nine months ended September 30, 2002 as compared to 34.8% for the nine months ended September 30, 2001. The overall decrease in gross profit dollars was primarily attributable to the lower sales volume and the recording of a provision for excess and slow moving inventories of $6.6 million. The increase in the gross profit margin was primarily attributable to a reduction in overhead costs associated with cost reduction initiatives.

OPERATING EXPENSES: Operating expenses were $52.0 million for the nine months ended September 30, 2002, representing a decrease of $15.9 million, or 23.5%, as compared to $67.9 million for the nine months ended September 30, 2001. As a percent of net sales, operating expenses decreased from 43.6% for the nine months ended September 30, 2001 to 41.6% (excluding the Product Rationalization Charge) for the nine months ended September 30, 2002. The decrease in operating expenses was primarily attributable to a reduction in advertising and promotional expenses, the elimination of ERP implementation costs and a reduction in personnel related costs, partially offset by an increase in insurance costs.

LOSS FROM OPERATIONS: The Company recorded a loss from operations of $(27.0) million for the nine months ended September 30, 2002, as compared to $(13.8) million for the nine months ended September 30, 2001.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $5.8 million for the nine months ended September 30, 2002, as compared to $7.1 million for the nine months ended September 30, 2001. The net decrease of $1.3 million was primarily attributable to a decrease in interest expense as a result of reduced borrowings and lower interest rates.

INCOME TAXES: The Company recorded a federal benefit from income taxes of $6.9 million for the nine months ended September 30, 2002. The benefit recorded represented a refund received by the Company as a result of the Job Creation and Worker Assistance Act of 2002. The Company did not record a benefit from income taxes for losses incurred during the nine months ended September 30, 2002 as it is more likely than not that such benefit will not be realized.

DISCONTINUED OPERATIONS: On April 17, 2001, the Company sold the assets of its Changes International subsidiary to Goldshield Group plc for approximately $4.9 million. The loss on the sale of the assets was $8.7 million. Changes International's results of operations have been classified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, cash provided by operating activities was $18.5 million as compared to $11.9 million for the nine months ended September 30, 2001. Cash provided by operating activities for the nine months ended September 30, 2002 was primarily attributable to the collection of an income tax refund of $6.9 million in addition to reductions in accounts receivable and inventories. Cash provided by operating activities for the nine months ended September 30, 2001 was primarily attributable to the collection of an income tax refund of $11.7 million in addition to reductions in accounts receivable and inventories partially offset by the timing of payments of accounts payable and accrued expenses.

Capital expenditures were $1.1 million and $3.1 million for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures are expected to be approximately $1.5 million during fiscal 2002.

On May 22, 2002, the Company sold substantially all of the fixed assets relating to the Health Factors' operation for approximately $2.1 million.

Net cash used in financing activities was $19.3 million and $17.6 million for the nine months ended September 30, 2002 and 2001, respectively, and represented the repayment of outstanding debt and the payment of debt issuance costs.

In November 2002, the Company completed an amendment and waiver to its Revolving Credit Facility which, among other things, reduced the total facility from $60 million to $50 million, revised the financial covenant relating to EBITDA (as defined therein) and increased the commitment fee on the unused portion of the facility from 0.375% to 0.5%. Borrowings outstanding under the Revolving Credit Facility as of October 31, 2002 were approximately $14.8 million. As of October 31, 2002, approximately $14.0 million of borrowings were available under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15.0 million with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $0.4 million and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. As of September 30, 2002, $0.1 million has been paid and 93,750 shares of common stock have been issued. The fair value of the compensation for providing the letter of credit, $1.6 million, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

Effective November 8, 2002, Brian Blechman and Neil Blechman, each an Executive Vice President, retired as employees of the Company. In connection with their retirement, the Company is obligated to make payments to each for a period of three years at their current base salary.

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

Based on this analysis, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters. Accordingly, the Company has established a reserve of $3.6 million for product liability matters that is primarily based on known claims and an estimate of unasserted claims that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of September 30, 2002, because the timing of any payments are not fixed or reliably determinable at the present time.

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

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. The adoption of SFAS No. 142 and

SFAS No. 144 did not have a significant impact on the Company's financial statements. See Note 13 to the Notes to the Consolidated Unaudited Financial Statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be adopted by the Company on January 1, 2003. The Company currently accounts for costs associated with exit or disposal activities in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Forward-looking statements involve substantial risks and uncertainties and represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. Such forward-looking statements by their nature involve known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) uncertainties relating to acquisitions; (viii) the inability of the Company to gain and/or hold market share; (ix) exposure to and expense of resolving and defending product liability claims and other litigation; (x) consumer acceptance of the Company's products; (xi) managing and maintaining growth; (xii) customer demands; (xiii) the inability to integrate and consolidate the manufacturing and distribution facilities and achieve cost savings and operational efficiencies; (xiv) dependence on individual products;
(xv) dependence on individual customers, (xvi) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xvii) the success of product development and new product introductions into the marketplace including the Company's line of ephedra-free products; (xviii) lack of available product liability insurance for ephedra-containing products; (xix) slow or negative growth in the nutritional supplement industry; (xx) the departure of key members of management; (xxi) the absence of clinical trials for many of the Company's products; (xxii) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission. For the purpose of this periodic report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company accepts no obligation to update any forward-looking statements and does not intend to do so.

ITEM 3.: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk and exposure from December 31, 2001, a description of which may be found in the Annual Report on Form 10-K.

                                    PART II
                               OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Issuance of Securities

     On August 1, 2002, the Company issued 18,750 shares of common stock (from shares held in treasury) to each of Brian Blechman, Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman in consideration for providing an aggregate letter of credit amounting to $15.0 million with respect to the Company's obligations under its Revolving Credit Facility. Such common stock was issued in a transaction that was exempt from registration under
     Section 4 (2) of the Securities Act.

ITEM 4: CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.65 - Waiver and Amendment Number Six to the Financing Agreement and Loan Documents dated as of March 29, 2001 between CIT Group/Business Credit, Inc. and other lenders thereto and Twin Laboratories Inc. and certain subsidiaries as borrowers.

(b)      Reports on Form 8-K:

         A report on Form 8-K was filed on August 9, 2002 stating that the Company has provided to the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer, as required by 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

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

                         TWINLAB CORPORATION

                          By:  /s/ Ross Blechman
                               -----------------
                               Ross Blechman
                               Chairman, President and Chief Executive Officer

                          By:  /s/ Joseph Sinicropi
                               ---------------------
                               Joseph Sinicropi
                               Chief Financial Officer

DATED: November 14, 2002
       ------------------

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Ross Blechman certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Twinlab Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                    /s/ Ross Blechman
                                            ----------------------
                                            Ross Blechman
                                            Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Joseph Sinicropi certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Twinlab Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                    /s/ Joseph Sinicropi
                                            -----------------------
                                            Joseph Sinicropi
                                            Chief Financial Officer