Form 10-K
period 2002-12-31
TWINLAB CORP
filed 2003-03-31
CIK 1015868

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

                [X]  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $1.00 PAR VALUE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the last reported sales price for the Common Stock on March 24, 2003, as reported on the OTC Bulletin Board, was approximately $1,731,000.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the last reported sales price for the Common Stock on June 28, 2002, as reported on the Nasdaq National Market, was approximately $6,800,000.

     As of March 24, 2003, the registrant had 29,222,106 shares of Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      NOTE

Twinlab Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission includes all exhibits required to be filed with the Annual Report. Copies of this Annual Report on Form 10-K, not including any of the exhibits listed under Item 15(c) of this Annual Report, are available without charge upon written request. Please contact the office set forth below to request copies of this Annual Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits:

                              Corporate Secretary
                              Twinlab Corporation
                               150 Motor Parkway
                              Hauppauge, NY 11788

              TWINLAB CORPORATION 2002 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    13
Item 3.   Legal Proceedings...........................................    13
Item 4.   Submission of Matters to a Vote of Security Holders.........    15

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    16
Item 6.   Selected Financial Data.....................................    16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    27
Item 8.   Financial Statements and Supplementary Data.................    28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    28

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    28
Item 11.  Executive Compensation......................................    28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    28
Item 13.  Certain Relationships and Related Party Transactions........    28

                                   PART IV
Item 14.  Controls and Procedures.....................................    28
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    29
SIGNATURES............................................................    35
CERTIFICATIONS........................................................    36

                                     PART I

     Information contained or incorporated by reference in this Annual Report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Business Strategy." Forward-looking statements involve substantial risks and uncertainties and represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. Such forward looking statements by their nature involve known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things, those discussed in "Factors Affecting Future Performance" under the caption "Business" in Item 1 of this Annual Report. Other important factors and risks that may affect future results include but are not limited to: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) uncertainties relating to acquisitions;
(viii) the inability of the Company to gain and/or hold market share; (ix) exposure to and expense of resolving and defending product liability claims and other litigation; (x) consumer acceptance of the Company's products; (xi) managing and maintaining growth; (xii) customer demands; (xiii) the inability to achieve cost savings and operational efficiencies from the recent consolidation of the manufacturing and distribution facilities; (xiv) dependence on individual products; (xv) dependence on individual customers, (xvi) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xvii) the success of product development and new product introductions into the marketplace including the Company's line of ephedra-free products; (xviii) lack of available product liability insurance for ephedra-containing products; (xix) slow or negative growth in the nutritional supplement industry; (xx) the departure of key members of management; (xxi) the absence of clinical trials for many of the Company's products; (xxii) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission. For the purpose of this Annual Report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company accepts no obligation to update any forward-looking statements and does not intend to do so.

     Unless the context otherwise requires, the terms "Company" and "Twinlab" refer to Twinlab Corporation and, as applicable, its direct and indirect subsidiaries, Twin Laboratories Inc. ("Twin"), Twin Laboratories (U.K.) Ltd., Twinlab Mail Order, Inc. (formerly PR*Nutrition, Inc. ("PR*Nutrition")), Twinlab Catalog Corp. (formerly Bronson Laboratories, Inc. ("Bronson")) and Tempe Manufacturing Corp. (formerly Health Factors International, Inc. ("Health Factors")).

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

     On February 28, 2003, the U.S. Food and Drug Administration, Department of Health and Human Services ("HHS") announced a series of actions that will potentially regulate the manner in which products containing the ingredient ephedra are marketed, including a thirty-day comment period to create a record to support potential restrictions that could range from label requirements to a ban of the ingredient.

     On November 11, 2002, the Company announced that it decided to discontinue the sale of products that contain ephedra effective on or about March 31, 2003. This decision was reached as a result of increasing costs that have been negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products. The Company expects to experience a reduction in net sales due to the discontinuation of these products. Based upon anticipated costs savings expected to be achieved, however, the Company does not believe that the decision to discontinue the sale of products that contain ephedra should have a material adverse effect on the profitability of the Company.

     On January 17, 2003, the Company sold substantially all of the assets, including inventory, of Bronson to a privately held dietary supplement manufacturer for approximately $8 million. The Company anticipates recording an aggregate pre-tax gain of approximately $1.7 million during the first quarter of 2003 in connection with the sale of these assets. Bronson's results of operations have been classified as discontinued operations and prior periods have been reclassified.

     In addition, as a result of the sale of Bronson, effective January 17, 2003, the Company completed an amendment to its Revolving Credit Facility. The amendment, among other things, revised the financial covenants relating to EBITDA (as defined therein) and reduced the total facility from $50 million to $45 million.

     On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, resulted in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions remain in New York. The consolidation of the facilities has been substantially completed during fiscal 2002 and is anticipated to be completed during the first half of 2003. The Company recorded restructuring charges of $9.6 million and asset impairment charges of $7.2 million in connection with the consolidation of the facilities. The Company anticipates recording additional restructuring charges in connection with this consolidation of up to $1.0 million, substantially all of which are expected to be recorded during the first half of 2003.

     On May 22, 2002, the Company completed the sale of substantially all of the fixed assets of its Health Factors subsidiary for approximately $2.1 million to Anabolic Laboratories, Inc. ("Anabolic"). The products manufactured by Health Factors were, in significant part, transferred to other Twinlab manufacturing facilities. Other production related to Bronson was outsourced to Anabolic while the manufacture of certain private label products was discontinued.

GENERAL

     The Company is a leading manufacturer and marketer of brand name nutritional supplements sold through health and natural food stores, national and regional drug store chains, supermarkets, mass merchandise retailers and military post exchanges. The Company develops, manufactures and sells vitamins, minerals and specialty supplements ("VMS"), sports nutrition products and diet and energy products under the Twinlab, Ironman Triathlon, "Fuel" and other brand names; an extensive line of herbal supplements and phytonutrients under the Nature's Herb brand name; and a full line of herbal teas under the Alvita brand name. The Company emphasizes the development and introduction of high-quality, unique nutraceutical products. The Company's premium product quality, broad product line, strong history of new product introductions and innovations have established Twinlab as a leading and widely-recognized brand in the industry. The Company targets its products to consumers who utilize nutritional supplements in their daily diet and who demand premium quality ingredients in a broad variety of dosages and delivery methods.

     As previously disclosed, the Company completed the sale of substantially all of the assets of Bronson on January 17, 2003 and Bronson's results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the direct-to-consumer segment. Accordingly, the Company operates in one segment, the retail segment. Products sold through this segment are distributed through the health and natural food store channel and mass market channel.

     - Health and Natural Food Store Channel -- The Company's Twinlab, Nature's Herbs and Alvita brand products are sold primarily through a network of distributors to nearly 11,000 health and natural food stores and other selected retail outlets. The health and natural food store channel of distribution includes national chains such as General Nutrition Companies, Inc. ("GNC"), Whole Foods Markets, Inc. ("WFM"), Wild Oats Markets, Inc. ("Wild Oats") and Vitamin Shoppe Industries, Inc. ("Vitamin Shoppe") as well as local and regional chains and stores. Sales to the health and natural food store channel, primarily through distributors, continue to represent the Company's largest market, totaling approximately $92.3 million, or 63.0%, of the Company's net sales in 2002.

     - Mass Market Channel -- The mass market channel consists of drug store chains, supermarkets and other mass merchandisers. The Company provides Twinlab-branded products as well as private label herbal products to Wal-Mart Stores, Inc. ("Wal-Mart"), which are sold under Wal-Mart's proprietary Spring Valley brand name. The Company also sells its products through national and regional drug store and supermarket chains and other mass merchandisers, such as Rite Aid Corporation, Walgreens, CVS, Kroger, Albertson's and Target. Approximately $54.3 million, or 37.0%, of the Company's 2002 net sales were attributable to the mass market channel.

     For additional financial information regarding the Company's operating segments, see Note 15 to the Notes to the Consolidated Financial Statements.

     Twinlab was incorporated under the laws of the State of Delaware in 1996 and maintains its principal executive offices at 150 Motor Parkway, Hauppauge, New York 11788. Its telephone number is 631-467-3140.

BUSINESS STRATEGY

     The Company's strategy is to increase sales, profits and market share by further enhancing its leadership position in the sale of vitamins, sports nutrition products, weight management and other nutritional supplements to health and natural food stores and mass market accounts. The Company plans to implement this strategy by: (i) capitalizing on the strength of its established brands; (ii) developing and introducing innovative channel-specific products;
(iii) increasing penetration of foreign markets; and (iv) improving manufacturing and operational efficiencies.

     Specifically, the Company seeks to:

     (i) Further Strengthen Portfolio of Brands -- Twinlab has developed a portfolio of core brands that is among the most recognized in the vitamin and nutritional supplement industry. The Company intends to expand on this awareness and increase loyalty of the Twinlab brand in the health and natural food store and mass market distribution channel through incremental distribution, customer specific marketing programs and national advertising.

     (ii) Continue to Introduce Innovative Products -- A cornerstone of the Company's strategy is to utilize innovative scientific and medical findings in its new product development efforts. The Company has consistently been among the first in its industry to introduce new products and product innovations that anticipate and meet customer demands for newly identified nutritional supplement benefits. Product innovation and distribution will be driven by consumer needs and purchasing behavior. Specifically, sports nutrition products will be focused on meeting demands of consumers shopping in specialty sports retailers, diet and energy products will be focused on consumers of national mass market accounts and VMS will be focused on national chain and independent health and natural food store consumers. The Company's geographically diverse network of wholesale distributors allows it to achieve rapid and broad distribution for new product launches. Over ten new products have already been introduced in 2003.

     (iii) Increase Penetration of Foreign Markets -- Management believes there are opportunities for the Company to expand its presence in foreign markets. The Company's international sales force is supported by a network of approximately 60 overseas distributor organizations, serving over 70 foreign countries. Approximately $12.9 million or 8.8%, of the Company's net sales in 2002 were derived from international sales.

     (iv) Improve Manufacturing and Operational Efficiencies -- As previously disclosed, in fiscal 2002, the Company sold several non-strategic businesses and substantially completed the consolidation of its manufacturing and distribution facilities. In addition, the Company implemented numerous cost saving initiatives by reducing headcount and streamlining operations. The Company believes these decisions will have a positive impact on its operations in fiscal 2003.

     There can be no assurance that the Company will successfully implement all or any part of its business strategy.

INDUSTRY

     Based on estimates in recent market reports, management believes the U.S. nutrition industry for vitamins, minerals and other supplements, including sports nutrition products and nutritionally enhanced foods and diet products, was approximately $53 billion in 2001. Of this total, supplement sales, including vitamin, herbs and minerals, accounted for approximately $18 billion. The supplements category grew significantly during the late 1990's due in part to widespread publicity surrounding the purported benefits of herbs such as echinacea, garlic, ginseng, gingko, saw palmetto and St. John's Wort.

     Despite the aforementioned growth, however, industry sources indicate that the growth rate in the nutritional supplement industry slowed significantly in 1999 through 2001. In 2001, industry sources indicated that vitamin sales grew less than 1%, minerals grew 3%, herbal supplements grew 1.4%, specialty supplements grew 7%-10% and sports nutrition and weight management grew 13%. For 2001, total supplement sales grew 4.2% and the overall nutrition industry grew 6.7%. Management believes this slowdown was partially due to a decline in sales at the retail level of St. John's Wort and other herbal products, largely as a result of media attention and a more generalized industry-wide slowing of growth across most product categories.

     In addition, while public awareness of the positive effects of vitamins and nutritional supplements on health was heightened by widely publicized reports of scientific findings supporting such claims during 1997-1998, management believes that negative media attention focusing on questions of efficacy, safety and label claim content have had a significant adverse impact on the supplement industry during 2000-2002. Management believes that the slowdown in growth in the nutritional supplement industry has also been caused by the lack of a new "blockbuster" product and increasing competition, including intense private label expansion.

     Management remains cautiously optimistic about potential growth of certain segments of the nutritional supplement industry due, in part, to the presence of the following trends: (i) favorable demographic trends towards older Americans, who are more likely to be health conscious as they experience middle age and older age health issues; (ii) product introductions in response to new scientific research findings supporting the positive health effects of certain nutrients; (iii) increased consumer interest in specific supplements; and (iv) the heightened understanding and awareness of healthier lifestyles and a connection between diet and health.

PRODUCTS

     The Company develops, manufactures and markets a highly diversified array of high quality products in many product categories. The Company's product line includes: vitamins, minerals and specialty supplements, sports nutrition products and diet and energy products, marketed under the Twinlab, Ironman Triathlon, "Fuel" and other brand names, an extensive line of herbal supplements and phytonutrients under the Nature's Herbs brand name and a full line of herbal teas under the Alvita brand name. The Company is also engaged in the private label manufacture of products for a limited number of third parties.

     Among the innovative products launched by Twinlab in 2002 were Power Pro Fuel 50, Xtreme Anabolic Fuel, Diet Fuel Weight Loss Drink, Dia-Balance, Carp-L Care and Glucosamine Chondroitin MSM with

Natural Astaxanthin. Additionally, the Company significantly improved the formulas of its leading products to improve efficacy including Daily One Caps, Infant Care and Pre-Natal Care. These launches are strategically aligned with the Company's strategy to develop channel-specific products to optimize sales and best serve key consumer targets.

     The Company's products are generally available in a variety of forms, including, capsules, tablets, powders and liquids to accommodate a variety of consumer preferences. The Company targets a broad array of health conscious consumers, with particular emphasis on consumers who utilize nutritional supplements in their daily diet and who prefer premium quality ingredients in a variety of dosages and delivery methods.

     VMS products sold include multivitamins such as Daily One Caps and Animal Friends, single-entity vitamins such as B-1 Caps and Mega E Softgels, minerals such as Calcium Citrate Caps and Magnesium Caps and amino acids such as L-Glutamine Caps and Mega L-Carnitine Tabs. Twinlab's specialty supplements consist of a broad assortment of products formulated to meet the needs of consumer concerns. Specialty supplements are primarily targeted to sophisticated users of health related products who primarily purchase their supplements in health and natural food stores.

     Sports nutrition products sold consist of a wide variety of nutritional supplements designed for and targeted to active lifestyle consumers. Sports nutrition products include Ultra 3 Growth Fuel, Power Pro Fuel 50 and Xtreme Anabolic Fuel.

     Diet and energy products consist of four distinct brands: Ripped Fuel, Diet Fuel, Metabolift and Energy Fuel. These brands have unique (ephedra free) formulas that help individuals achieve their personal physical goals. Ripped Fuel is targeted toward active males who are trying to lose weight and improve their appearance, Diet Fuel is for younger active females who want to get toned, Metabolift is for females who want to lose weight and Energy Fuel is for those who are seeking to gain positive energy.

     The Company believes that its sports nutrition and diet and energy products serve to increase the Company's brand awareness among customers who, as they grow older, are likely to shift their buying patterns to include the Company's vitamins, herbs and other nutraceuticals.

     Through its Nature's Herbs brand, the Company produces an extensive line of herbal supplement and phytonutrient products, many of which offer natural alternatives to over-the-counter medications. The Company's herbal products include single herbs, such as saw palmetto, garlic, ginseng and golden seal; traditional combinations, such as echinacea-golden seal; standardized extracts, such as St. John's Wort Power, Gingko Power and Bilberry Power sold under the Nature's Herbs POWER HERBS(R) brand name; and natural health care product formulations, such as Allerin and Coldrin. The Company manufactures and supplies herbal supplements to Wal-Mart for its Spring Valley private label line.

     Through its Alvita product line, the Company offers herb teas in both single use bags and bulk. Created in 1922, Alvita is one of the nation's oldest herbal tea brands. The Company purchases tea in bulk form, formulates blends of natural herb teas and designs the packaging for its products. Alvita's teas are currently blended and packaged at the Utah Facility and by an independent contractor. Alvita teas include Peppermint Leaf, Chamomile, Echinacea, Golden Seal, Ginger and Senna Leaf, as well as new-age blends such as Chinese Green Tea, available in a variety of citrus flavors.

PRODUCT DEVELOPMENT

     The Company closely monitors consumer trends and scientific research, and has consistently introduced innovative products and programs in response thereto. The Company regularly studies scientific, health and nutrition periodicals, including the New England Journal of Medicine and the Journal of the American Medical Association, in order to generate ideas for new product formulations. The Company intends to continue developing new products and programs in the future through internal development, strategic third party alliances and licensing agreements. Several new products were introduced in 2002, including Power Pro Fuel 50, Xtreme Anabolic Fuel, Diet Fuel Weight Loss Drink, Dia-Balance, Carp-L Care and Glucosamine Chondroitin MSM with Natural Astaxanthin. The Company's research and development expenses were approximately $2.0 million, $2.7 million and $2.5 million in 2002, 2001 and 2000, respectively.

SALES AND DISTRIBUTION

     The Company sells its products primarily through a network of distributors, which service approximately 11,000 health and natural food stores throughout the country and other selected retail outlets. Sales to domestic distributors represented approximately 54.2% of the Company's net sales in 2002. The Company's distributor customers include Tree of Life, United Natural Foods, Inc.("UNFI"), Nature's Best Distributors and other distributors that supply retailers of vitamins, herbs and other nutritional supplements. Management believes that it sells its products to every major domestic nutritional supplement distributor servicing health and natural food stores and is generally the largest independent supplier of nutritional supplements to such distributors.

     Several of the Company's distributors, such as Tree of Life and UNFI, are national in scope, but most are regional in nature and operate one or more localized distribution centers. Health and natural food store retailers typically place orders with, and are supplied directly by, the Company's distributors. In the past ten years, the Company has not lost a major distributor customer other than through consolidation with an existing customer of the Company or the cessation of distribution activities by a distributor.

     Tree of Life, Wal-Mart and UNFI accounted for approximately 18%, 14% and 13%, respectively, of the Company's net sales in 2002. No other single customer accounted for more than 10% of the Company's net sales in 2002. The largest retail organization in the health and natural food store channel that sells the Company's products is GNC, with over 4,200 stores.

     The Company's customers among mass market retailers include Wal-Mart, Albertson's, Rite Aid Corporation, Walgreens, CVS, Kroger and Target.

     Approximately $12.9 million, or 8.8%, of the Company's net sales in 2002 were derived from international sales. The Company presently has distribution agreements covering many western European countries including Great Britain, France, Belgium, the Netherlands and the Scandinavian countries; Latin American countries including Mexico, Chile and Argentina; Middle Eastern countries including Israel and Saudi Arabia; and several other countries in Asia.

ADVERTISING AND MARKETING

     The Company's advertising expenditures were approximately $14.1 million in 2002, $14.9 million in 2001, and $16.8 million in 2000. The Company's advertising strategy is to generate consumer awareness and trial of new products in addition to increasing loyalty and generating trial of its existing brands. The communication focuses on building brand equity and demonstrating unique and/or superior benefits to consumers.

     Print advertisements continue to be an integral part of the Company's advertising efforts. During 2002, the Company advertised in consumer magazines and newspapers such as Maxim, GQ, Flex, Prevention, Physical, Muscular Development, Better Nutrition and Cosmopolitan.

     Other marketing and advertising programs conducted by the Company include participation in or sponsorship of sporting events such as the Ironman Triathlon World Championship in Hawaii, and bodybuilding shows, including The Arnold Classic, The Olympia and Fitness America. In addition, the Company promotes its products at major industry trade shows and through in-store point of sale materials. The Company also, from time to time, engages athletic personalities as well as scientists to communicate on the Company's behalf with the trade and the public and to promote the Company's products.

     The Company's internet presence includes various sites on the World Wide Web, including http://www.twinlab.com, which provides an overview of the Company. The site also provides a list of retailers carrying the Company's products and is "linked" to other Company sites, including those of the Company's herbal supplement and teas business http://www.herbalvillage.com. Information and other materials contained in any of the Company's World Wide Web sites shall not be deemed to be a part of or incorporated by reference into this Annual Report on Form 10-K.

     In addition, the Company's products are sold through many third-party websites including vitaminshoppe.com and drugstore.com. These third-party websites are not affiliated with the Company in any manner whatsoever.

CUSTOMER SALES SUPPORT

     The Company's customer relationships at the wholesale and retail levels are based upon the Company's long-standing commitment to customer service. The Company's sales force consists of approximately 40 dedicated sales professionals who work to gain better placement and additional shelf space for Twinlab products and to stay abreast of customer needs. These sales representatives are assigned to specific territories located within the continental United States. These sales people work with distributors and retailers to enhance knowledge of the Company's products and to maximize shelf exposure for Twinlab products. The Company services its mass market accounts through a full-time in-house staff of sales professionals and a nationwide broker network. The Company, through its in-house creative services team, also designs, produces and supplies a broad range of marketing literature, including brochures, pamphlets and in-store display materials to help educate retailers and consumers as to the benefits of the Company's products.

     The Company maintains in-house consumer service and customer sales support departments to respond to inquiries concerning product applications, background data, ingredient compositions and the efficacy of products. The consumer service departments are staffed by full-time nutrition experts and other specially trained employees.

MANUFACTURING AND PRODUCT QUALITY

     Most of the Company's products are manufactured at the Company's 168,000 square foot FDA-registered facility located in American Fork, Utah (the "Utah Facility") and, through January 2003, at the Company's 72,000 square foot manufacturing facility located in Ronkonkoma, New York (the "Ronkonkoma Facility"). The Company's products are packaged at and distributed from the Utah Facility and, through December 2002, at the Company's 106,515 square foot warehousing and packaging facility located in Bohemia, New York (the "Bohemia Facility"). On July 24, 2002, the Company announced a comprehensive restructuring of its operations that resulted in the consolidation of the Ronkonkoma and Bohemia Facilities into the Company's Utah Facility. The consolidation of the facilities has been substantially completed during 2002 and is anticipated to be completed during the first half of 2003. In January 2003, the Company agreed with its landlord to an early termination of the Bohemia Facility lease. The Ronkonkoma Facility is being actively marketed for sale. The Company's manufacturing facilities provide the Company with a high level of quality control. The Company actively upgrades its facilities and enhances its manufacturing capabilities through new equipment purchases and technological improvements. Management believes that the Company's Utah Facility will be sufficient to enable the Company to meet sales demand for the foreseeable future. Management believes that the Utah Facility is among the most advanced in the nutritional supplement industry. See Item 2 "Properties."

     The Company's modern manufacturing operations feature the highest quality blending, filling and packaging capabilities, which enable the Company to offer quality and consistency in formulation and dosage forms. The Company operates flexible manufacturing lines which enable it to efficiently and effectively shift output among various products as dictated by customer demand. In addition, the Company utilizes outside contractors for the hydration and bottling of its single-serving sports drink products and its food bar products and in 2003 has outsourced the production of many of its powder and liquid products under the Company's supervision and specifications.

     In 2003, the Company was presented with ConsumerLab.com's Consumer Satisfaction Award for receiving the highest ratings among retail brands in its "Supplement Users Survey." The results of the survey showed that 83 percent of Twinlab users rated their overall satisfaction with Twinlab products as "excellent" or "very high."

     In 2000, the National Nutritional Foods Association ("NNFA") provided Twinlab's manufacturing facilities with an "A" rating. An "A" rating indicates the Company has excellent compliance with the Good Manufacturing Practices promulgated by the NNFA, a leading industry trade association.

     The Company sources its raw material needs from many different suppliers, including some of the largest pharmaceutical and chemical companies in the world. The Company's raw materials and packaging supplies are readily available from multiple suppliers and the Company is not dependent on any single supplier for its needs. No single supplier accounted for more than 10% of the Company's total purchases in 2002.

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

     The Company has a strong commitment to maintaining the quality of the environment. The Company's plastic and corrugated cardboard containers are recyclable. In addition, the Company has removed most solvents from its production processes (using natural, environmentally-safe alternatives). The Company believes it is in material compliance with all applicable environmental regulations.

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

     The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of premium products, premium brand name, commitment to quality, ability to introduce innovative products, strong and effective sales force and distribution network, and targeted advertising and promotional support.

     In the mass market channel of distribution, the Company competes with major private label and broadline brand manufacturers, including, Pharmavite Corp., Rexall Sundown, Inc., NBTY, Inc. and Leiner Health Products Inc., most of which are larger and have access to greater resources than the Company. Several major pharmaceutical companies including Wyeth, Warner-Lambert and Bayer, all of whom have substantially greater financial and personnel resources than the Company, have also introduced proprietary branded lines of supplements into the mass market channel. The Company believes it competes on the basis of customer service, product quality and marketing support. The Company believes that it competes favorably with other companies because of its (i) sales and marketing support, (ii) customer service and (iii) reputation as being a supplier of premium quality products.

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

     The Company believes it is in material compliance with FDA labeling regulations. On February 28, 2003, the Company received, along with numerous other companies in the industry, a "warning letter" from the FDA contending that certain structure/function claims made on the Company's website with respect to its Energy Fuel, Diet Fuel and Ultimate Diet Fuel products are not substantiated by the scientific data available to the FDA. The claims at issue relate to the promotion and preservation of lean muscle mass. The Company disagrees with the position of the FDA on this issue and has submitted a response to the FDA setting forth the scientific substantiation that it believes supports the claims at issue.

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

     As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and ingredients and revised certain provisions of its sales and marketing program. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

     The Company's Utah Facility is registered with the FDA as a manufacturer of OTC drugs and is subject to periodic inspection by the FDA.

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

     On February 28, 2003, the HHS announced a series of actions that will potentially regulate the manner in which products containing the ingredient ephedra are marketed, including a thirty-day comment period to create a record to support potential restrictions that could range from label requirements to a ban of the ingredient.

     See "Factors Affecting Future Performance -- Ma Huang" and Item 3. "Legal Proceedings."

EMPLOYEES

     At February 28, 2003, the Company employed 486 persons, of which 182 were involved in executive, sales, marketing and administrative activities. The balance of the Company's employees were engaged in production, packaging and shipping activities. None of the Company's employees are covered by a collective bargaining agreement and management considers relations with its employees to be good.

TRADEMARKS AND PATENTS

     The Company owns well over 200 trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in many other countries for its Twinlab, Nature's Herbs, Alvita and the Fuel family of trademarks, and has rights to use other marks material to its business. The Ironman Triathlon trademark is licensed to the Company. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement. The Company currently owns one patent and is a licensee of several other patents.

FACTORS AFFECTING FUTURE PERFORMANCE

AVAILABILITY OF FINANCING

     The Company's Revolving Credit Facility expires on March 29, 2004. The Company intends to enter into negotiations to extend the term of the Revolving Credit Facility or to enter into an alternative borrowing arrangement which would provide for future borrowings. There can be no assurance, however, that by March 29, 2004, an extension of the Revolving Credit Facility will be successfully negotiated or the Company will be able to enter into an alternative borrowing arrangement on terms favorable to the Company. The absence of an extension of the Revolving Credit Facility or alternative borrowing arrangement would have a material adverse effect on the financial condition of the Company. The Company anticipates that borrowings outstanding under the Revolving Credit Facility will be classified as a current liability as of March 31, 2003.

     The Company was in default of certain financial covenants relating to the mortgage payable during fiscal 2002 for which a waiver was obtained through April 3, 2003. The Company will be subject to the financial covenant tests for the quarter ended June 30, 2003 and does not currently anticipate being in compliance. Accordingly, the mortgage payable has been classified as a current liability as of December 31, 2002. The Company has entered into negotiations with the lender to amend the mortgage agreement, however, there can be no assurance that an amendment will be successfully negotiated. In the event that the Company is unable to amend the mortgage agreement, the Company will be required to repay the mortgage in order to avoid a cross-default under the terms of the Revolving Credit Facility.

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

MA HUANG

     A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Some of the Company's products also contain caffeine or other central nervous system stimulants. Products containing Ma Huang accounted for approximately 21% of the Company's net sales in 2002.

     Ma Huang has been the subject of extensive negative publicity in the United States and other countries relating to alleged harmful or adverse effects. This publicity has led to recent congressional hearings addressing the safety of Ma Huang and several state governments have passed legislation regulating the sale of products that contain Ma Huang. Recently, the Suffolk County (New York) legislature passed a bill that bans retail sales of ephedra products in Suffolk County. Other jurisdictions have proposed similar legislation. The current media and political attention to Ma Huang is likely to lead to further legislation related to the sale of products containing Ma Huang including the possible ban of sale of these products.

     On February 28, 2003, the HHS announced a series of actions that will potentially regulate the manner in which products containing the ingredient ephedra are marketed, including a thirty-day comment period to create a record to support potential restrictions that could range from label requirements to a ban of the ingredient. By letter dated March 13, 2003, the Committee on Energy and Commerce of the U.S. House of Representatives requested certain information from the Company related to, among other things, the sales history of its products containing ephedra, any adverse health events associated with such products, scientific studies related to such products and information related to certain of the Company's non-ephedra products. The Company has provided a comprehensive response to the Committee.

     The Company has been named as a defendant in a number of pending lawsuits, alleging that its Ma Huang products caused injury, death and/or damages, as well as certain proceedings seeking class action certification for consumer fraud related to the sale of such products. The Company is vigorously defending these lawsuits. However, the Company is incurring, and expects to incur, significant costs associated with this litigation activity. These costs are due in part to:
(i) greater costs for insurance premiums; (ii) significant self-insured retention limits for claims alleging injuries after December 31, 2000; and (iii) legal fees that are not covered under certain of the Company's insurance policies. In particular, several of the class actions, as economic injury cases, are not generally covered by insurance. At least one of the Ma Huang lawsuits involving a claim of wrongful death is not currently covered by insurance.

     The Company believes in the safety and efficacy of its products that contain Ma Huang based on the scientific evidence. Nevertheless, as a result of the increasing costs that are negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products, the Company decided to discontinue the sale of products that contain Ma Huang effective on or about March 31, 2003. The Company expects to experience a reduction in net sales due to the discontinuation of its products that contain Ma Huang. Based upon anticipated costs savings expected to be achieved, however, the Company does not believe that the decision to discontinue the sale of products that contain Ma Huang should have a material adverse effect on the profitability of the Company. The Company is committed to the Diet and Energy category, specifically its Diet Fuel, Ripped Fuel and Metabolift brands, and has launched a line of patented and clinically tested ephedra-free products. See Item 3, "Legal Proceedings."

DEPENDENCE ON WHOLESALE DISTRIBUTORS AND CUSTOMERS

     The Company's success depends in part upon its ability to attract, retain and motivate a large base of wholesale distributors and its ability to maintain a satisfactory relationship with Tree of Life, UNFI and Wal-Mart. The loss of Tree of Life or UNFI as distributors or Wal-Mart as a customer, or the loss of a significant number of other distributors or customers, or a significant reduction in purchase volume by Tree of Life, UNFI, Wal-Mart or such other distributors or customers, for any reason, could have a material adverse effect on the Company's results of operations and financial condition.

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

     In addition, while public awareness of the positive effects of vitamins and nutritional supplements on health was heightened by widely publicized reports of scientific findings supporting such claims during 1997-1998, management believes that negative media attention focusing on questions of efficacy, safety and label claim content have had a significant adverse impact on the nutritional supplement industry during 2000-2002. The low level of sales growth in the nutritional supplement industry during 2000-2002 has also been caused by the lack of new "blockbuster" products and increasing competition, including intense private label expansion. There can be no assurance that these factors will not be present in the future.

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

ITEM 2.  PROPERTIES

     The Company owns the Ronkonkoma and Utah facilities. The Company leases approximately 30,120 square feet of space in a modern office building in Hauppauge, New York which serves as its executive and administrative offices. The Company also leases 26,300 square feet of warehouse space and 5,000 square feet of office space in Ronkonkoma, New York. Effective January 31, 2003, the Company and its landlord agreed to an early termination of the lease relating to the Bohemia Facility. The Company believes that its facilities and equipment generally are well maintained and in good operating condition. Management believes that the Company's Utah Facility, coupled with its leased space in Hauppauge will be sufficient to enable the Company to meet administrative, manufacturing, warehousing, distribution and sales demand for the foreseeable future. See Item 1 "Manufacturing and Product Quality".

ITEM 3.  LEGAL PROCEEDINGS

     The Company, like other manufacturers and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, an injury occurs during or after the use of its products. The Company may be subjected to various product liability claims, including, among others, that its products are unsafe, inadequately researched, make false or misleading claims, contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While such claims to date have not been material to the Company, there can be no assurance that product liability claims or the adverse publicity associated with any such claims will not have a material adverse effect on the Company. The Company carries insurance to cover the product liability risks associated with substantially all of its products, however, there can be no assurance that such insurance will be adequate to cover the risks associated with the business or that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities. Indeed, such insurance has become increasingly expensive for any significant level of coverage.

     The Company has been named as a defendant in a number of pending product liability lawsuits that the Company is vigorously defending. In reviewing its potential exposure for product liability matters, the Company considers, among other factors, recent and historical settlements and judgments, if any, the incidence and trend of recent and historical claims, the nature of any alleged injuries, the amount and availability of insurance coverage and the status of litigation proceedings and settlement discussions.

     Based on a current analysis prepared by management, with the assistance of actuarial consultants, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters involving ephedra. Accordingly, the Company has established a reserve of $3.8 million for product liability indemnity claims that is primarily based on known claims and an estimate of unasserted claims involving ephedra that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of December 31, 2002, because the timing of any payments are not fixed or reliably determinable at the present time. This reserve assumes continuing insurance for ephedra related personal injury actions, albeit with a significant retention and limited total coverage.

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

     There can be no assurance that the impact of the Company's self-insured retention limits in the event of multiple damage awards or settlements, or any award of damages in excess of the Company's insurance coverage limits (which limits are significantly lower than in prior periods) or any materially increased legal costs, will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, could have a material adverse effect on the financial condition and results of operations of the Company.

     Further, the Company's 2003 comprehensive general liability ("CGL") insurance policy for non-Ma Huang products has a significantly higher self-insured retention limit than in 2002 and the herbal product Kava-Kava is expressly excluded from coverage under the 2003 policy. The Company has received one Kava-Kava related wrongful death complaint in 2003. The Company plans to vigorously defend itself against this action and is investigating whether any of its CGL policies apply to this claim. If a CGL policy is not applicable to this claim, a finding of liability and damages could have a material adverse effect on the results of operation and financial condition of the Company. The Company is unable to predict the outcome of this matter or to estimate a range of potential loss. Accordingly, the effect, if any, that such action may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

SECURITIES LAW LITIGATION

     In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York (the "Court"). The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. The Court approved the settlement in February 2002. Pursuant to the settlement, the Company paid $26 million, all of which was covered by the Company's insurance.

     A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the Court against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. A derivative action against certain of the Company's directors was filed in June of 2001. The derivative action alleges that the named directors violated certain fiduciary duties and alleges mismanagement, based upon the facts alleged in the two securities class actions described above. The Company believes that the claims are without merit and intends to vigorously defend against the securities action and the derivative action. The Company has filed a motion to dismiss the securities action and the derivative action, however, the Company is unable to predict the outcome of these uncertainties or to estimate a range of potential losses. Accordingly, the effect, if any, that such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

OTHER LEGAL ACTIONS

     The Company is presently engaged in various other legal actions that arise in the ordinary course of business, including product liability, breach of contract claims and employment related matters. Although ultimate liability cannot be determined at the present time, the Company believes that the amount of any such liability, if any, from these other actions, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 2002, no matters were submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company was traded on the NASDAQ National Market until September 19, 2002 and was traded on the NASDAQ Small Cap Market until December 16, 2002. Effective December 17, 2002, the Common Stock of the Company is traded on the OTC Bulletin Board. On March 24, 2003, the last reported sales price of the Company's Common Stock as reported on the OTC Bulletin Board was $0.11. As of March 24, 2003, there were 233 holders of record of the Company's Common Stock. The following table shows for the periods indicated the high and low sale prices for the Common Stock as reported by the NASDAQ National Market, the NASDAQ Small Cap Market or the OTC Bulletin Board (indicated by an asterisk).

                                                               HIGH     LOW
                                                              ------   ------
2002
First Quarter...............................................  $1.530   $1.230
Second Quarter..............................................   1.200    0.440
Third Quarter...............................................   0.650    0.310
Fourth Quarter..............................................   0.470    0.080*

2001
First Quarter...............................................  $3.500   $1.188
Second Quarter..............................................   2.800    1.094
Third Quarter...............................................   2.700    1.020
Fourth Quarter..............................................   1.490    1.010

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

     On August 1, 2002 and December 19, 2002, the Company issued 18,750 shares of common stock (from shares held in treasury) to each of Brian Blechman, Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman in consideration for providing an aggregate letter of credit amounting to $15.0 million with respect to the Company's obligations under its Revolving Credit Facility. Such common stock was issued in transactions that were exempt from registration under
Section 4 (2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, is included elsewhere herein. The selected financial data below also presents pro forma financial data relating to PR*Nutrition's conversion of tax status from an "S" corporation to a "C" corporation as a result of its acquisition by the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 15 to this Annual Report.

                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
OPERATING DATA:(A)(B)
Net sales(c)............................  $146,623   $187,107   $228,495   $252,721   $270,394
Gross profit............................    47,136     60,303     56,630     99,082    120,453
Operating expenses......................    62,757     77,313     87,148     84,978     64,269
Restructuring charges(d)................     9,616         --         --         --         --
Asset impairment charges(e).............     7,228      3,827         --         --         --
Merger expenses.........................        --         --         --         --      1,462
(Loss) income from operations...........   (32,465)   (20,837)   (30,518)    (4,896)    54,722
Interest expense, net...................     8,092      9,097      8,552      4,954      6,855
(Loss) income from continuing
  operations(f).........................   (33,514)   (52,740)   (50,322)    (6,027)    30,251
Net (loss) income.......................   (32,412)   (91,569)   (51,935)    (5,176)    29,691
BASIC AND DILUTED (LOSS) INCOME PER
  SHARE:
(Loss) income from continuing
  operations............................  $  (1.16)  $  (1.84)  $  (1.76)  $  (0.19)  $   0.96
Net (loss) income.......................     (1.12)     (3.19)     (1.81)     (0.16)      0.94
PRO FORMA RELATING TO CHANGE IN TAX
  STATUS:(G)
Pro forma net income....................                                              $ 28,524
Basic net income per share..............                                                  0.91
Diluted net income per share............                                                  0.90
OTHER DATA:
(Loss) income from operations
  margin(h).............................     (22.1)%    (11.1)%    (13.4)%     (1.9)%     20.2%
Capital expenditures....................     1,877      3,312      5,951     15,672     17,088
BALANCE SHEET DATA:(A)(B)
Net working capital (excluding cash and
  cash equivalents, current debt and
  including assets of discontinued
  operations)...........................  $ 20,734   $ 49,483   $135,834   $132,334   $148,196
Property, plant and equipment, net......    34,019     46,148     49,398     44,972     32,763
Total assets............................    97,177    128,614    248,175    286,257    290,018
Total debt (including current debt).....    71,016     79,370     97,971     63,800     43,531
Shareholders' (deficit) equity..........   (11,127)    21,022    111,987    163,525    205,485

---------------

(a) On April 17, 2001, the Company sold the assets of its Changes International subsidiary. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. See Note 3 to the Notes to the Consolidated Financial Statements.

(b) On January 17, 2003, the Company sold substantially all of the assets of its Bronson subsidiary. Bronson's results of operations have been classified as discontinued operations and prior periods have been reclassified. See Note 3 to the Notes to the Consolidated Financial Statements.

(c) Fiscal 2002 includes an incremental $8.8 million charge for sales returns and allowances recorded during the quarter ended September 30, 2002 relating to a plan to rationalize product offerings to several key customers in the retail segment.

(d) Represents costs recorded in connection with the consolidation of the Company's New York manufacturing and distribution facilities into the Company's Utah Facility. See Note 2 to the Notes to the Consolidated Financial Statements.

(e) Represents non-cash impairment charges of $2,887 related to property and equipment and the goodwill of Health Factors and $940 related to idle packaging equipment leased under operating leases in fiscal 2001, and $7,228 related to certain manufacturing and distribution assets as a result of the consolidation of the facilities in fiscal 2002. See Note 2 to the Notes to the Consolidated Financial Statements.

(f) Includes restructuring charges of $9,616 in fiscal 2002 discussed in (d) above, asset impairment charges of $3,827 in fiscal 2001 and $7,228 in fiscal 2002 discussed in (e) above and a provision for income taxes of $22,801 in fiscal 2001 to establish a full valuation allowance against the Company's deferred tax assets.

(g) PR*Nutrition was an "S" corporation prior to its acquisition in August 1998. Upon consummation of its acquisition, PR*Nutrition terminated its "S" corporation status.

(h) (Loss) income from operations margin equals (loss) income from operations as a percentage of net sales. Excluding the effect of the restructuring charges discussed in (d) above and asset impairment charges discussed in
     (e) above, the loss from operations margin would have been (10.7)% and (9.1)% for fiscal 2002 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The Company conducts its operations through one reportable segment, the retail segment. Products sold by the retail segment include vitamins, minerals and specialty supplements, sports nutrition products and diet and energy products primarily under the Twinlab, Ironman Triathlon, "Fuel" and other brand names; an extensive line of herbal supplements and phytonutrients under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. In addition, the Company distributed vitamins, herbs, nutritional supplements and health and beauty aids under the Bronson brand name, through catalogs and specialty direct mailings to customers, including healthcare and nutritional professionals, and also manufactured, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. On May 22, 2002, the Company sold its Health Factors' operations and on January 17, 2003, the Company sold substantially all of the assets of Bronson. The Company also marketed nutritionally enhanced food bars and other nutritional products under the PR*Bar trademark through PR*Nutrition and conducted its publishing activities through ARP. On April 17, 2001, the Company sold the assets of its Changes International, Inc. ("Changes International") and PR*Nutrition subsidiaries and on June 1, 2001, the Company sold ARP. Bronson's and Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified.

     The following table sets forth, for the periods indicated, certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of net sales.

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                               2002               2001               2000
                                          ---------------    ---------------    ---------------
                                                          (DOLLARS IN MILLIONS)
Net Sales:
  Retail Segment........................  $146.6    100.0%   $184.4     98.6%   $220.9     96.7%
  Other (ARP and PR*Nutrition)..........      --       --       2.7      1.4       7.6      3.3
                                          ------    -----    ------    -----    ------    -----
Net Sales...............................   146.6    100.0     187.1    100.0     228.5    100.0
                                          ------    -----    ------    -----    ------    -----
Gross Profit............................    47.1     32.2      60.3     32.2      56.6     24.8
Operating Expenses......................    62.8     42.8      77.3     41.3      87.1     38.1
Restructuring Charges...................     9.6      6.6        NA       NA        NA       NA
Asset Impairment Charges................     7.2      4.9       3.8      2.0        NA       NA
                                          ------    -----    ------    -----    ------    -----
Loss from Operations....................  $(32.5)   (22.1)%  $(20.8)   (11.1)%  $(30.5)   (13.3)%
                                          ======    =====    ======    =====    ======    =====

FISCAL 2002 COMPARED TO FISCAL 2001

     Net Sales. Net sales for fiscal 2002 were $146.6 million, a decrease of $40.5 million, or 21.6%, as compared to net sales of $187.1 million for fiscal 2001. In connection with a continuing review of its operations, the Company committed to a plan to rationalize product offerings to several key customers in the retail segment. This plan was aimed at reducing the number of active SKUs and achieving a more appropriate product mix. In connection with this plan, the Company is allowing these customers to return inventory which resulted in an incremental charge for sales returns and allowances of approximately $8.8 million (the "Product Rationalization Charge") during the quarter ended September 30, 2002. In addition, net sales to the retail segment were negatively impacted by a reduction in sales to a major customer and reduced promotional allowances to customers in the Health and Natural Food Store Channel as well as some disruption in customer service as a result of the consolidation of the facilities.

     A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Some of the Company's products also contain caffeine or other central nervous system stimulants. Products containing Ma Huang accounted for approximately 21% of the Company's net sales in 2002.

     Ma Huang has been the subject of extensive negative publicity in the United States and other countries relating to alleged harmful or adverse effects. This publicity has led to recent congressional hearings addressing the safety of Ma Huang and several state governments have passed legislation regulating the sale of products that contain Ma Huang. Recently, the Suffolk County (New York) legislature passed a bill that bans retail sales of ephedra products in Suffolk County. Other jurisdictions have proposed similar legislation. The current media and political attention to Ma Huang is likely to lead to further legislation related to the sale of products containing Ma Huang including the possible ban of sale of these products.

     On February 28, 2003, the HHS announced a series of actions that will potentially regulate the manner in which products containing the ingredient ephedra are marketed, including a thirty-day comment period to create a record to support potential restrictions that could range from label requirements to a ban of the ingredient. By letter dated March 13, 2003, the Committee on Energy and Commerce of the U.S. House of Representatives requested certain information from the Company related to, among other things, the sales history of its products containing ephedra, any adverse health events associated with such products, scientific studies related to such products and information related to certain of the Company's non-ephedra products. The Company has provided a comprehensive response to the Committee.

     The Company has been named as a defendant in a number of pending lawsuits, alleging that its Ma Huang products caused injury, death and/or damages, as well as certain proceedings seeking class action certification for consumer fraud related to the sale of such products. The Company is vigorously defending these lawsuits. However, the Company is incurring, and expects to incur, significant costs associated with this litigation activity. These costs are due in part to:
(i) greater costs for insurance premiums; (ii) significant self-insured retention limits for claims alleging injuries after December 31, 2000; and (iii) legal fees that are not covered under certain of the Company's insurance policies. In particular, several of the class actions, as economic injury cases, are not generally covered by insurance. At least one of the Ma Huang lawsuits involving a claim of wrongful death is not currently covered by insurance.

     The Company believes in the safety and efficacy of its products that contain Ma Huang based on the scientific evidence. Nevertheless, as a result of the increasing costs that are negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products, the Company decided to discontinue the sale of products that contain Ma Huang effective on or about March 31, 2003. The Company expects to experience a reduction in net sales due to the discontinuation of its products that contain Ma Huang. Based upon anticipated costs savings expected to be achieved, however, the Company does not believe that the decision to discontinue the sale of products that contain Ma Huang should have a material adverse effect on the profitability of the Company. The Company is committed to the Diet and Energy category, specifically its Diet Fuel, Ripped Fuel and Metabolift brands, and has launched a line of patented and clinically tested ephedra-free products.

     Gross Profit. Gross profit for fiscal 2002 was $47.1 million. Excluding the effect of the Product Rationalization Charge, gross profit would have been approximately $54.3 million, a decrease of $6.0 million, or 9.9% as compared to $60.3 million for fiscal 2001. Excluding this charge, gross profit margin was 35.0% for fiscal 2002 as compared to 32.2% for fiscal 2001. This overall decrease in gross profit dollars was primarily attributable to the lower sales volume and the recording of a provision for excess and slow moving inventories of $6.7 million. The increase in the gross profit margin was primarily attributable to a reduction in overhead costs associated with cost reduction initiatives.

     Operating Expenses. Operating expenses were $62.8 million for fiscal 2002, representing a decrease of $14.5 million, or 18.8%, as compared to $77.3 million for fiscal 2001. As a percent of net sales, operating expenses decreased from 41.3% for fiscal 2001 to 40.4% for fiscal 2002 (excluding the Product Rationalization Charge). The decrease in operating expenses was primarily attributable to the elimination of ERP implementation costs, a reduction in personnel related costs associated with cost reduction initiatives and the elimination of operating costs related to sold and discontinued businesses, partially offset by increasing insurance costs and additional costs related to the consolidation of the manufacturing and distribution facilities.

     Included in operating expenses for fiscal 2002 is a net expense of approximately $0.6 million relating to litigation matters. Such expense relates to the recording of reserves for litigation matters and related costs offset by proceeds of $5.4 million received from litigation settlements.

     Restructuring and Asset Impairment Charges: On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to further improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, resulted in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions remain in New York. The consolidation of the facilities has been substantially completed during fiscal 2002 and is anticipated to be completed during the first half of 2003.

     Restructuring charges recorded during the year ended December 31, 2002 totaled $9.6 million and primarily represented facility and employee costs, professional fees and other incremental costs. Facility costs represent remaining lease payments for New York leased properties and equipment, and holding and shutdown costs related to the New York manufacturing and distribution facilities. Employee costs primarily represent severance and related benefits associated with the separation of approximately 300 New York employees. The majority of the employees left during the fourth quarter of 2002, and it is anticipated that the balance will be leaving during the first half of 2003.

     In addition, as a result of the consolidation of the facilities, certain manufacturing and distribution assets were determined to be impaired resulting in asset impairment charges of $7.2 million. The Company anticipates selling these assets during fiscal 2003.

     The consolidation of the manufacturing and distribution facilities is expected to generate additional annualized cost reductions in excess of $6.0 million, commencing in the first quarter of 2003. The Company anticipates recording additional restructuring charges of up to $1.0 million in connection with this consolidation, substantially all of which are expected to be recorded during the first half of 2003.

     The Company recorded non-cash impairment charges totaling $33.8 million during the year ended December 31, 2001. These charges consisted of $30.0 million related to the tradename, customer lists and goodwill of Bronson (included in income (loss) from discontinued operations) and $2.9 million related to property and equipment and the goodwill of Health Factors. The impairment charges resulted from projected changes in the operating plans of Bronson and Health Factors. The Company calculated the present value of expected cash flows of these companies to determine the fair value of these assets. In addition, the Company recorded an impairment charge of $0.9 million related to idle packaging equipment leased under operating leases.

     Loss from Operations. The Company recorded a loss from operations of $(32.5) million for fiscal 2002, as compared to $(20.8) million for fiscal 2001.

     Other (Expense) Income. Other (expense) income was a net expense of $8.0 million for fiscal 2002, as compared to $9.1 million for fiscal 2001. The net decrease of $1.1 million was primarily attributable to a decrease in interest expense as a result of reduced borrowings and lower interest rates.

     Income Taxes. The Company recorded a federal benefit from income taxes of $6.9 million for fiscal 2002. The benefit recorded represented a refund received by the Company as a result of the Job Creation and Worker Assistance Act of 2002. The Company did not record a benefit from income taxes for losses incurred during fiscal 2002 as it is more likely than not that such benefit will not be realized.

     The Company recorded a provision for income taxes of $22.8 million during fiscal 2001 to establish a full valuation allowance against its deferred tax assets. The Company did not record a benefit from income taxes for losses incurred during fiscal 2001 as it is more likely than not that such benefit will not be realized.

     Sale of Businesses. On January 17, 2003, the Company sold substantially all of the assets, including inventory, of Bronson to a privately held dietary supplement manufacturer for approximately $8 million. The Company anticipates recording an aggregate pre-tax gain of approximately $1.7 million during the first quarter of 2003 in connection with the sale of these assets. Bronson's results of operations have been classified as discontinued operations and prior periods have been reclassified. Net sales for Bronson were $10.1 million, $11.1 million and $12.9 million and income (loss) from operations was $1.1 million, $(30.3) million and $(0.9) million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

     On May 22, 2002, the Company completed the sale of substantially all of the fixed assets of Health Factors for approximately $2.1 million to Anabolic. The products manufactured by Health Factors were, in significant part, transferred to other Twinlab manufacturing facilities. Other production related to Bronson was outsourced to Anabolic while the manufacture of certain private label products was discontinued.

     On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive Vice President and a Director of Twinlab and President/CEO of ARP, for $1.0 million. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. The Company recorded a pre-tax gain of approximately $0.7 million in connection with the sale, which has been included as a reduction of operating expenses.

     On April 17, 2001, the Company sold the assets of its Changes International subsidiary to Goldshield Group plc for approximately $4.4 million. The Company received $3.5 million upon closing the transaction, $0.4 million in October 2001 and $0.5 million in April 2002. The loss on the sale of the assets was $8.7 million. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. Net sales for Changes International were $8.4 million and $38.1 million and income (loss) from operations was $0.4 million and $(1.6) million for fiscal 2001 and fiscal 2000, respectively.

     On April 17, 2001, the Company sold the assets of PR*Nutrition, Inc. to Goldshield Group plc for approximately $0.6 million. The Company received $0.5 million upon closing the transaction and $0.1 in October 2001 and April 2002. The Company recorded a pre-tax gain of approximately $0.3 million in connection with the sale, which has been included as a reduction of operating expenses.

FISCAL 2001 COMPARED TO FISCAL 2000

     Net Sales. Net sales for fiscal 2001 were $187.1 million, a decrease of $41.4 million, or 18.1%, as compared to net sales of $228.5 million for fiscal 2000. Net sales for fiscal 2001 were significantly impacted by a reduction in sales to a major customer. This customer also purchased significantly less product from the Company during fiscal 2002. In addition, the decrease in net sales was attributable to a decrease in sales to the health and natural food store channel, partially offset by an increase in sales to the mass market channel.

     Gross Profit. Gross profit for fiscal 2001 was $60.3 million, which represented an increase of $3.7 million, or 6.5%, as compared to $56.6 million ($72.6 million before $16.0 million of herbal inventory adjustments recorded in fiscal 2000 (the "2000 herbal inventory adjustments")) for fiscal 2000. Gross profit margin was 32.2% for fiscal 2001 as compared to 24.8% (31.8% before the 2000 herbal inventory adjustments) for fiscal 2000. The overall decrease in gross profit dollars (as compared to adjusted 2000) was attributable primarily to the Company's lower sales volume. The overall gross profit margin (as compared to adjusted 2000) remained relatively consistent.

     Operating Expenses. Operating expenses were $77.3 million for fiscal 2001, representing a decrease of $9.8 million, or 11.3%, as compared to $87.1 million for fiscal 2000. As a percent of net sales, operating expenses increased from 38.1% for fiscal 2000 to 41.3% for fiscal 2001. The decrease in operating expenses was primarily attributable to a reduction in the Company's advertising and trade marketing expenses, a reduction in bad debt expense and the sale of ARP and PR*Nutrition, Inc. Included in operating expenses for fiscal 2001 are $3.6 million of costs incurred in connection with the implementation of the new ERP system and approximately $1.6 million of charges related to reductions in personnel costs.

     Asset Impairment Charges. The Company recorded non-cash impairment charges totaling $33.8 million during the year ended December 31, 2001. These charges consisted of $30.0 million related to the tradename, customer lists and goodwill of Bronson (included in income (loss) from discontinued operations) and $2.9 million related to property and equipment and the goodwill of Health Factors. The impairment charges resulted from projected changes in the operating plans of Bronson and Health Factors. The Company calculated the present value of expected cash flows of these companies to determine the fair value of these assets. In addition, the Company recorded an impairment charge of $0.9 million related to idle packaging equipment leased under operating leases.

     Loss from Operations. The Company recorded a loss from operations of $(20.8) million for fiscal 2001, as compared to $(30.5) million for fiscal 2000.

     Other (Expense) Income. Other (expense) income was a net expense of $9.1 million for fiscal 2001, as compared to $8.6 million for fiscal 2000. The increase was attributable to an increase in interest expense.

     Income Taxes. The Company recorded a provision for income taxes of $22.8 million during fiscal 2001 to establish a full valuation allowance against its deferred tax assets. The Company did not record a benefit from income taxes for losses incurred during fiscal 2001 as it is more likely than not that such benefit will not be realized.

     The Company recorded a deferred tax valuation allowance of $26.0 million during fiscal 2000. This valuation allowance reduced the Company's deferred tax assets to a net amount which the Company believed to be more likely than not to be realized through future taxable earnings.

     Sales of Businesses. On June 1, 2001, the Company sold its publishing subsidiary, ARP, to Steve Blechman, Executive Vice President and a Director of Twinlab and President/CEO of ARP, for $1.0 million. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. The Company recorded a pre-tax gain of approximately $0.7 million in connection with the sale, which has been included as a reduction of operating expenses.

     On April 17, 2001, the Company sold the assets of its Changes International subsidiary to Goldshield Group plc for approximately $4.4 million. The Company received $3.5 million upon closing the transaction, $0.4 million in October 2001 and $0.5 million in April 2002. The loss on the sale of the assets was $8.7 million. Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified. Net sales for Changes International were $8.4 million and $38.1 million and income (loss) from operations was $0.4 million and $(1.6) million for fiscal 2001 and fiscal 2000, respectively.

     On April 17, 2001, the Company sold the assets of PR*Nutrition, Inc. to Goldshield Group plc for approximately $0.6 million. The Company received $0.5 million upon closing the transaction and $0.1 in October 2001 and April 2002. The Company recorded a pre-tax gain of approximately $0.3 million in connection with the sale, which has been included as a reduction of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was $8.0 million, $14.2 million and $(22.5) million for fiscal 2002, 2001 and 2000, respectively. Cash provided by operating activities for fiscal 2002 was primarily attributable to the collection of an income tax refund of $6.9 million in addition to reductions in accounts receivable and inventories. Cash provided by operating activities for fiscal 2001 was primarily attributable to the collection of an income tax refund of $11.7 million in addition to reductions in accounts receivable and inventories partially offset by the timing of payments of accounts payable and accrued expenses. Cash used in operating activities for fiscal 2000 was primarily attributable to the timing of payments of accounts payable and accrued expenses.

     Capital expenditures were $1.9 million in fiscal 2002, as compared to $3.3 million in fiscal 2001 and $6.0 million in fiscal 2000. Capital expenditures in fiscal 2002 were primarily for the purchase of machinery and equipment. Capital expenditures are expected to be approximately $2.0 million during fiscal 2003. The Company estimates that its maintenance capital expenditures will be approximately $0.5 million per fiscal year.

     Net cash used in financing activities was $8.8 million in 2002 and $20.7 million in 2001 and represented the repayment of outstanding debt and the payment of debt issuance costs. Net cash provided by financing activities was $29.7 million in 2000 and represented borrowings under the Company's revolving credit facility offset by the payment of other debt.

     Effective March 29, 2001, the Company replaced its revolving credit facility and entered into a new revolving line of credit inclusive of a term loan (the "Revolving Credit Facility") with a group of financial institutions. The Revolving Credit Facility, as amended, provides for maximum borrowings of $45 million through March 29, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the Revolving Credit Facility totals $4.2 million and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (4.25% at February 28, 2003), plus 1.75% per annum. The Company is required to pay a commitment fee of 0.5% per annum on any unused portion of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are secured by substantially all of the Company's assets. The Revolving Credit Facility, among other things, requires the Company to maintain specified levels of EBITDA (as defined therein), places limitations on capital expenditures and restrictions on the ability to incur debt and prohibits the payments of dividends. As a result of the sale of Bronson, effective January 17, 2003, the Company completed an amendment to the Revolving Credit Facility, which among other things, revised the financial covenants relating to EBITDA and reduced the total facility from $50 million to $45 million. Borrowings outstanding under the Revolving Credit Facility as of February 28, 2003 were approximately $21 million. As of February 28, 2003, approximately $6 million of borrowings were available under the Revolving Credit Facility.

     In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15.0 million with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $0.4 million and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. As of December 31, 2002, $0.2 million has been paid and 187,500 shares of common stock have been issued. The fair value of the compensation for providing the letter of credit, $1.6 million, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

     The Company's Revolving Credit Facility expires on March 29, 2004. The Company intends to enter into negotiations to extend the term of the Revolving Credit Facility or to enter into an alternative borrowing arrangement which would provide for future borrowings. There can be no assurance, however, that by March 29, 2004, an extension of the Revolving Credit Facility will be successfully negotiated or the Company will be able to enter into an alternative borrowing arrangement on terms favorable to the Company. The absence of an extension of the Revolving Credit Facility or alternative borrowing arrangement would have a material adverse effect on the financial condition of the Company. The Company anticipates that borrowings outstanding under the Revolving Credit Facility will be classified as a current liability as of March 31, 2003.

     The Company was in compliance with the covenants relating to the Revolving Credit Facility and the Senior Subordinated Notes as of December 31, 2002.

     The Company was in default of certain financial covenants relating to the mortgage payable during fiscal 2002 for which a waiver was obtained through April 3, 2003. The Company will be subject to the financial covenant tests for the quarter ended June 30, 2003 and does not currently anticipate being in compliance. Accordingly, the mortgage payable has been classified as a current liability as of December 31, 2002. The Company has entered into negotiations with the lender to amend the mortgage agreement, however, there can be no assurance that an amendment will be successfully negotiated. In the event that the Company is unable to amend the mortgage agreement, the Company will be required to repay the mortgage in order to avoid a cross-default under the terms of the Revolving Credit Facility.

     The Company has been named as a defendant in a number of pending product liability lawsuits that the Company is vigorously defending. In reviewing its potential exposure for product liability matters, the Company considers, among other factors, recent and historical settlements and judgments, if any, the incidence and trend of recent and historical claims, the nature of any alleged injuries, the amount and availability of insurance coverage and the status of litigation proceedings and settlement discussions.

     Based on a current analysis prepared by management, with the assistance of actuarial consultants, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters involving ephedra. Accordingly, the Company has established a reserve of $3.8 million for product liability indemnity claims that is primarily based on known claims and an estimate of unasserted claims involving ephedra that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of December 31, 2002, because the timing of any payments are not fixed or reliably determinable at the present time. This reserve assumes continuing insurance for ephedra related personal injury actions, albeit with a significant retention and limited total coverage.

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

     There can be no assurance that the impact of the Company's self-insured retention limits in the event of multiple damage awards or settlements, or any award of damages in excess of the Company's insurance coverage limits (which limits are significantly lower than in prior periods) or any materially increased legal costs, will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, could have a material adverse effect on the financial condition and results of operations of the Company.

     Further, the Company's 2003 CGL insurance policy for non-Ma Huang products has a significantly higher self-insured retention limit than in 2002 and the herbal product Kava-Kava is expressly excluded from coverage under the 2003 policy. The Company has received one Kava-Kava related wrongful death complaint in 2003. The Company plans to vigorously defend itself against this action and is investigating whether any of its CGL policies apply to this claim. If a CGL policy is not applicable to this claim, a finding of liability and damages could have a material adverse effect on the results of operation and financial condition of the Company. The Company is unable to predict the outcome of this matter or to estimate a range of potential loss. Accordingly, the effect, if any, that such action may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

     Twinlab Corporation has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, Twinlab Corporation's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. The Indenture relating to the Company's 10 1/4% senior subordinated notes and the Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

     The following table sets forth our contractual obligations and commercial commitments as of December 31, 2002:

                                                   YEARS ENDING DECEMBER 31,
                                          -------------------------------------------
   CONTRACTUAL OBLIGATIONS       TOTAL     2003      2004      2005     2006     2007   THEREAFTER
-----------------------------   -------   -------   -------   ------   -------   ----   ----------
Long-term debt...............   $71,016   $ 6,565   $24,375   $   20   $39,938   $23       $95
Operating lease
  obligations................     9,196     3,691     2,997    1,965       543    --        --
Employment and severance/non-
  compete obligations........     4,299     1,838     1,700      761        --    --        --
                                -------   -------   -------   ------   -------   ---       ---
Total........................   $84,511   $12,094   $29,072   $2,746   $40,481   $23       $95
                                =======   =======   =======   ======   =======   ===       ===

     Subject to the factors discussed above, management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and pursue its business strategy for at least the next 12 months. The Company's capital resources and liquidity are expected to be provided by the Company's cash flow from operations and borrowings under its Revolving Credit Facility. See Item 1, "Factors effecting future performance" and Item 3, "Legal Proceedings."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions including those related to customer returns and allowances, allowance for doubtful accounts, inventories, long-lived assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable. Actual results could materially differ from those estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     - The Company records estimated reductions to sales for customer returns and allowances. Should the Company's customers return products or claim allowances greater than estimated by the Company, additional reductions to sales may be required. As previously discussed, in fiscal 2002, the Company recorded an incremental $8.8 million charge for sales returns and allowances during the quarter ended September 30, 2002 relating to a plan to rationalize product offerings to several key customers in the retail segment.

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

     - The Company reviews its long-lived assets, including its finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The carrying value of these assets would be impaired if the best estimate of future undiscounted cash flows over their remaining amortization period is less than their carrying value. If an asset is impaired, the loss is measured using estimated fair value. As previously discussed, the Company recorded non-cash impairment charges totaling $7.2 million during fiscal 2002 and $33.8 million during fiscal 2001.

     - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of losses incurred, the Company has recorded a full valuation allowance against its net deferred tax assets of $73.0 million and $64.0 million as of December 31, 2002 and 2001, respectively. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

     - As discussed in "Business -- Factors Affecting Future Performance -- Ma Huang" in Item 1, "Legal Proceedings" in Item 3 and Note 12 to the Notes to the Consolidated Financial Statements, the

Company has been named as a defendant in a number of pending product liability lawsuits that the Company is vigorously defending. In reviewing its potential exposure for product liability indemnity claims, the Company considers, among other factors, recent and historical settlements and judgments, if any, the incidence and trend of recent and historical claims, the nature of any alleged injuries, the amount and availability of insurance coverage and the status of litigation proceedings and settlement discussions.

     Based on a current analysis prepared by management, with the assistance of actuarial consultants, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters involving ephedra. Accordingly, the Company has established a reserve of $3.8 million for product liability indemnity claims that is primarily based on known claims and an estimate of unasserted claims involving ephedra that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of December 31, 2002, because the timing of any payments are not fixed or reliably determinable at the present time. The reserve assumes continuing insurance for ephedra related personal injury actions, albeit with significant retention and limited total coverage.

IMPACT OF INFLATION

     Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has not had a material impact on the Company's historical operations or profitability.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has completed a transitional fair value based impairment test on its goodwill and an annual impairment test as of December 31, 2002, neither of which resulted in an impairment charge. With the adoption of SFAS No. 142, the Company ceased the amortization of goodwill with a book value of $0.4 million as of January 1, 2002. Had amortization of goodwill and tradenames not been recorded during the years ended December 31, 2001 and 2000, the net loss would have been reduced by approximately $0.8 million and $1.1 million, net of taxes, respectively, and basic and diluted net loss per share would have decreased by $0.03 for both years.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's consolidated financial statements.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which required that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Accordingly, the Company reported such costs as a reduction of net sales rather than as operating expenses during the year ended December 31, 2002 and reclassified costs totaling $1.6 million and $0.9 million for the years ended December 31, 2001 and 2000, respectively.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be adopted by the Company on January 1, 2003. The Company currently accounts for costs associated with exit or disposal activities in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     In November 2002, the FASB approved FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", an amendment of FASB Statement No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as supplementary disclosure requirements giving more prominence to the accounting method utilized and its effect on the reported results. The statement is effective for the Company's 2002 consolidated financial statements; however, the Company does not intend to change its policy for accounting for stock options to the fair value method and, therefore, the implementation of this statement did not have a significant impact on the Company's consolidated financial statements.

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

INTEREST RATE RISK

     The Company is exposed to changes in interest rates on its floating rate Revolving Credit Facility and fixed rate Notes. At December 31, 2002 and 2001, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $1.4 million. At December 31, 2002 and 2001, the Company had $24.4 million and $30.5 million, respectively, of borrowings outstanding under its Revolving Credit Facility. A hypothetical 10% change in interest rates would not have a material effect on the Company's pretax loss or cash flow.

     Additional information regarding the Company's debt is contained in Note 7 to the Consolidated Financial Statements which are presented under Item 15 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto are presented under
Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Information required under PART III (Items 10, 11, 12 and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held in May of 2003.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

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

     Management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2). Consolidated Financial Statements and Financial Statement
Schedules:

                                                               PAGE
                                                               ----
TWINLAB CORPORATION AND SUBSIDIARIES
Independent Auditors' Report................................   F-1
(1) FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 2002 and
     2001...................................................   F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 2002, 2001 and 2000.......................   F-3
  Consolidated Statements of Shareholders' (Deficit) Equity
     for the Years Ended December 31, 2002, 2001 and 2000...   F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002, 2001 and 2000.......................   F-5
  Notes to Consolidated Financial Statements................   F-6
(2) FINANCIAL STATEMENT SCHEDULES
  For the Three Years Ended December 31, 2002
  Schedule I -- Condensed Financial Information of
     Registrant.............................................   S-1
  Schedule II -- Valuation and Qualifying Accounts..........   S-4

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c) Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
  2.1     --    Stock Purchase and Sale Agreement, dated as of March 5,
                1996, among David Blechman, Jean Blechman, Brian Blechman,
                Neil Blechman, Ross Blechman, Steve Blechman, Dean Blechman,
                Stephen Welling, the Registrant, Natur-Pharma Inc. and GEI
                (the "Stock Purchase and Sale Agreement") (incorporated by reference to Exhibit 2.1 to the Registration Statement on
                Form S-1, dated June 4, 1996, as amended, filed by the
                Registrant, Registration No. 333-05191; "Twinlab S-1").
  2.1.1   --    Amendment to the Stock Purchase and Sale Agreement, dated
                May 6, 1996 (incorporated by reference to Exhibit 2.1.1 to
                Twinlab S-1).
  3.1     --    Second Amended and Restated Certificate of Incorporation of
                the Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, dated June 25, 1996, as amended, filed by Twin, Registration No. 333-06781; "Twin
                S-4").
  3.2     --    Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.5 to Twin S-4).
  4.1     --    Indenture, dated May 7, 1996, among Twin, and ARP and the
                Registrant (together, the "Guarantors"), and Fleet National
                Bank as Trustee, Registrar, Paying Agent and Securities
                Agent, regarding Twin's 10 1/4% Senior Subordinated Notes
                due 2006 and the 10 1/4% Senior Subordinated Notes due 2006
                issued in exchange therefor (incorporated by reference to
                Exhibit 4.2 to Twin S-1).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
  4.2     --    First Supplemental Indenture, dated as of December 1, 1997, to the Indenture dated as of May 7, 1996, among Twin and
                ARP, Changes International and the Registrant, as Guarantors
                and State Street Bank and Trust Company (as successor to
                Fleet National Bank), as Trustee regarding Twin's 10 1/4%
                Senior Subordinated Notes due 2006 (incorporated by
                reference to Exhibit 4.2 to the Registration Statement on
                Form S-3, dated March 17, 1998, Registration No. 333-48091).
  4.3     --    Second Supplemental Indenture, dated as of May 14, 1998, to the Indenture dated as of May 7, 1996, among Twin and ARP,
                Changes International, Bronson, Health Factors and the
                Registrant, as Guarantors and State Street Bank and Trust
                Company (as successor to Fleet National Bank), as Trustee
                regarding Twin's 10 1/4% Senior Subordinated Notes due 2006
                (incorporated by reference to Exhibit 4.3 to the 1998 Annual
                Report).
  4.4     --    Third Supplemental Indenture, dated as of September 15,
                1998, to the Indenture dated as of May 7, 1996, among Twin and ARP, Changes International, Bronson, Health Factors,
                PR*Nutrition and the Registrant, as Guarantors and State
                Street Bank and Trust Company (as successor to Fleet
                National Bank), as Trustee regarding Twin's 10 1/4% Senior
                Subordinated Notes due 2006 (incorporated by reference to
                Exhibit 4.4 to the 1998 Annual Report).
 10.1     --    Credit and Guarantee Agreement, dated May 7, 1996, among
                Twin, the Registrant, the financial institutions named
                therein, Chemical Bank as Administrative Agent and The Bank of New York as Documentation Agent (incorporated by
                reference to Exhibit 4.3 to Twinlab S-1).
 10.2     --    Guarantee and Collateral Agreement, dated May 7, 1996, among the Registrant, Twin, and ARP in favor of Chemical Bank, as
                Administrative Agent (incorporated by reference to Exhibit
                10.1 to Twinlab S-1).
 10.3     --    Form of Revolving Credit Note (incorporated by reference to
                Exhibit 10.4 to the 1996 Annual Report).
 10.4     --    Form of Swing Line Note (incorporated by reference to
                Exhibit 10.5 to the 1996 Annual Report).
 10.5     --    Deed of Trust, dated May 7, 1996 (the "Deed of Trust"), from
                Twin to First American Title Company of Utah, Trustee for
                the use and benefit of Chemical Bank, as Administrative
                Agent, Beneficiary (incorporated by reference to Exhibit
                10.6 to Twinlab S-1).
 10.6     --    Amendment to Deed of Trust, dated November 20, 1996, among
                Twin and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.7 to the 1996 Annual Report).
 10.7     --    Stockholders Agreement, dated May 7, 1996, among Brian
                Blechman, Neil Blechman, Ross Blechman, Steve Blechman, Dean
                Blechman and Stephen Welling, the Registrant and GEI
                (incorporated by reference to Exhibit 10.8 to Twinlab S-1).
 10.8     --    Secondary Stockholders Agreement among Brian Blechman, Neil
                Blechman, Ross Blechman, Steve Blechman, Dean Blechman and
                Stephen Welling, the Registrant, GEI, DLJ Investment
                Funding, Inc., DLJ Investment Partners, L.P., Chase Equity
                Associates, L.P., PMI Mezzanine Fund, L.P. and State
                Treasurer of the State of Michigan, Custodian of the
                Michigan Public School Employees' Retirement System, State
                Employees' Retirement System, Michigan State Police
                Retirement System, and Michigan Judges Retirement System
                (incorporated by reference to Exhibit 10.9 to Twinlab S-1).
 10.9     --    Consulting Agreement, dated May 7, 1996, between Twin and
                David Blechman (incorporated by reference to Exhibit 10.10 to Twinlab S-1).
 10.10    --    Consulting Agreement, dated May 7, 1996, between Twin and
                Jean Blechman (incorporated by reference to Exhibit 10.17 to
                Twinlab S-1).
 10.11    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and David Blechman (incorporated by reference to Exhibit
                10.18 to Twinlab S-1).
 10.12    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Jean Blechman (incorporated by reference to Exhibit
                10.19 to Twinlab S-1).
 10.13    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Brian Blechman (incorporated by reference to Exhibit
                10.20 to Twinlab S-1).
 10.14    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Neil Blechman (incorporated by reference to Exhibit
                10.21 to Twinlab S-1).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.15    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Ross Blechman (incorporated by reference to Exhibit
                10.22 to Twinlab S-1).
 10.16    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Steve Blechman (incorporated by reference to Exhibit
                10.23 to Twinlab S-1).
 10.17    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Dean Blechman (incorporated by reference to Exhibit
                10.24 to Twinlab S-1).
 10.18    --    Noncompetition Agreement, dated May 7, 1996, between Twin
                and Stephen Welling (incorporated by reference to Exhibit
                10.25 to Twinlab S-1).
 10.19    --    Form of Restated Standard Indemnity Agreement, dated August
                1992, between Twin and Showa Denko America, Inc.
                (incorporated by reference to Exhibit 10.28 to Twinlab S-1).
 10.20    --    Form of SDR Guaranty Agreement, dated August 1992, between
                Twin and Showa Denko K.K. (incorporated by reference to
                Exhibit 10.29 to Twinlab S-1).
 10.21    --    Twinlab Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Twinlab S-1).
 10.22    --    Construction Contract, dated February 27, 1998, between Twin and Interwest Construction Company, Inc. (incorporated by
                reference to Exhibit 10.32 to the 1997 Annual Report).
 10.23    --    Lease, dated January 16, 1998, between Twin and Reckson
                Operating Partnership, L.P. (incorporated by reference to
                Exhibit 10.33 to the 1997 Annual Report).
 10.24    --    Asset Purchase Agreement, dated as of March 17, 1998, among
                Jones Medical Industries, Inc., JMI-Phoenix Laboratories,
                Inc., Twin and Bronson Laboratories, Inc. (incorporated by reference to Exhibit 10.34 to the 1997 Annual Report on Form
                10-K).
 10.25    --    Twinlab Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 to the 1998 Annual Report).
 10.26    --    Employment Agreement, dated May 7, 1999, between Twin and
                Steve Welling (incorporated by reference to Exhibit 10.37 to the 1999 Annual Report).
 10.27    --    Employment Agreement, dated January 1, 2000, between Twin
                and Ross Blechman (incorporated by reference to Exhibit
                10.38 to the 1999 Annual Report).
 10.28    --    Employment Agreement, dated January 1, 2000, between Twin
                and Dean Blechman (incorporated by reference to Exhibit
                10.39 to the 1999 Annual Report).
 10.29    --    Employment Agreement, dated January 1, 2000, between Twin
                and Neil Blechman (incorporated by reference to Exhibit
                10.40 to the 1999 Annual Report).
 10.30    --    Employment Agreement, dated January 1, 2000, between Twin
                and Steve Blechman (incorporated by reference to Exhibit
                10.41 to the 1999 Annual Report).
 10.31    --    Non-Competition Agreement, dated March 9, 2000, between Twin and Brian Blechman (incorporated by reference to Exhibit
                10.42 to the 1999 Annual Report).
 10.32    --    Fourth Supplemental Indenture, dated as of January 25, 2000, to the Indenture dated May 7, 1996, among Twin, ARP, Changes
                International, Bronson, Health Factors, PR*Nutrition,
                Twinlab FSC and the Registrant, as Guarantors and State
                Street Bank and Trust Company (as successor to Fleet
                National Bank) as Trustee regarding Twins 10 1/4% Senior
                Subordinated Notes due 2006 (incorporated by reference to
                Exhibit 10.43 to the 1999 Annual Report).
 10.33    --    First Amendment and Waiver dated as of March 22, 1999 to the
                Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
                several banks and financial institutions (incorporated by
                reference to Exhibit 10.44 to the 1999 Annual Report).
 10.34    --    Second Amendment, dated as of November 12, 1999, to the
                Amended and Restated Credit and Guarantee Agreement (dated as of November 15, 1996) among the Registrant, Twin and
                several banks and financial institutions (incorporated by
                reference to Exhibit 10.45 to the 1999 Annual Report).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.35    --    Third Amendment and Waiver, dated as of November 13, 2000 to the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions (incorporated by reference to Exhibit 10.46 to the Quarterly Report on
                Form 10-Q for the quarter ended September 30, 2000).
 10.36    --    Fifth Supplemental Indenture, dated as of March 30, 2001 to the Indenture dated May 7, 1996, among the Company, its
                subsidiaries and the Registrant, as Guarantors, and State
                Street Bank and Trust Company (as successor to Fleet
                National Bank) as Trustee regarding Twin's 10 1/4% Senior
                Subordinated Notes due 2006 (incorporated by reference to
                Exhibit 10.36 to Amendment No. 1 on Form 10-K/A to the 2000
                Form 10-K).
 10.37    --    Fourth Amendment and Waiver, dated as of December 15, 2000 to the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions (incorporated by reference to Exhibit 10.37 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K).
 10.38    --    Fifth Amendment and Waiver, dated as of February 15, 2001 to the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions (incorporated by reference to Exhibit 10.38 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K).
 10.39    --    Sixth Amendment and Waiver, dated as of March 30, 2001 to
                the Amended and Restated Credit and Guarantee Agreement
                (dated as of November 15, 1996) among the Registrant, Twin and several banks and financial institutions (incorporated by reference to Exhibit 10.39 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K).
 10.40    --    Financing Agreement between The CIT Group/Business Credit,
                Inc. and other financial institutions and Twin Laboratories
                Inc., ARP, Changes, PR*Nutrition, Health Factors and Bronson
                dated as of March 29, 2001 (incorporated by reference to
                Exhibit 10.40 to Amendment No. 1 on Form 10-K/A to the 2000
                Form 10-K).
 10.41    --    Security Agreement between Dean and Ross Blechman and The
                CIT Group/Business Credit, Inc. dated as of March 29, 2001
                (incorporated by reference to Exhibit 10.41 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K).
 10.42    --    Intercreditor Agreement between Dean and Ross Blechman and
                The CIT Group/Business Credit, Inc. dated as of March 29,
                2001 (incorporated by reference to Exhibit 10.42 to
                Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K).
 10.43    --    Guaranty between Dean and Ross Blechman and The CIT
                Group/Business Credit, Inc. dated as of March 29, 2001
                (incorporated by reference to Exhibit 10.43 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K).
 10.44    --    Reimbursement Agreement No. 1 between Twinlab Corporation,
                Twin Laboratories Inc., ARP, Changes, PR*Nutrition, Bronson
                and Dean and Ross Blechman dated as of March 29, 2001
                (incorporated by reference to Exhibit 10.44 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K).
 10.45    --    Deed of Trust, Assignment of Rents, Security Agreement and
                Fixture Filing dated as of March 29, 2001 between Twin
                Laboratories Inc. as grantor, Chicago Title Insurance
                Company, as trustee, and The CIT Group/Business Credit,
                Inc., as agent (incorporated by reference to Exhibit 10.45 to Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K).
 10.46    --    Mortgage, Assignment of Rents, Security Agreement and
                Fixture Filing dated as of March 29, 2001 between Twin
                Laboratories Inc. and The CIT Group/ Business (incorporated by reference to Exhibit 10.46 to Amendment No. 1 on Form
                10-K/A to the 2000 Form 10-K).
 10.47    --    Deed of Trust and Financing Statement dated as of March 29,
                2001 between Health Factors International, Inc., as trustor,
                Chicago Title Insurance Company, as trustee, and The CIT
                Group/ Business Credit, Inc. as agent (incorporated by
                reference to Exhibit 10.47 to Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K).
 10.48    --    Guaranty (Parent) between the Registrant and The CIT
                Group/Business Credit, Inc. dated as of March 29, 2001
                (incorporated by reference to Exhibit 10.48 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.49    --    Guaranty (Co-Borrowers) between the subsidiaries of
                Registrant and The CIT Group/Business Credit, Inc. dated as of March 29, 2001 (incorporated by reference to Exhibit
                10.49 to Amendment No. 1 on Form 10-K/A to the 2000 Form
                10-K).
 10.50    --    Letter agreement concerning $15 million letter of credit
                between the Blechman Brothers and The CIT Group/Business
                Credit, Inc., dated as of March 29, 2001 (incorporated by
                reference to Exhibit 10.50 to Amendment No. 1 on Form 10-K/A to the 2000 Form 10-K).
 10.51    --    Stock Pledge Agreement between the subsidiaries of the
                Registrant and The CIT Group/Business Credit, Inc. dated as of March 29, 2001 (incorporated by reference to Exhibit
                10.51 to Amendment No. 1 on Form 10-K/A to the 2000 Form
                10-K).
 10.52    --    Stock Pledge Agreement between the Registrant and The CIT
                Group/Business Credit, Inc. dated as of March 29, 2001
                (incorporated by reference to Exhibit 10.52 to Amendment No.
                1 on Form 10-K/A to the 2000 Form 10-K).
 10.53    --    Grant of Security Interest in Patents, Trademarks,
                Copyrights and Licenses between the subsidiaries of the
                Registrant and The CIT Group/Business Credit, Inc., dated as of March 29, 2001 (incorporated by reference to Exhibit
                10.53 to Amendment No. 1 on Form 10-K/A to the 2000 Form
                10-K).
 10.54    --    April 10, 2001 - Amendment Number One to the Financing
                Agreement dated as of March 29, 2001 between CIT
                Group/Business Credit and Twin Laboratories Inc. and its
                affiliates as borrowers (incorporated by reference to
                Exhibit 10.54 to the 2001 Form 10-K).
 10.55    --    May 31, 2001 - Waiver and Amendment Number Two to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit and Twin Laboratories
                Inc. and its affiliates as borrowers (incorporated by
                reference to Exhibit 10.55 to the 2001 Form 10-K).
 10.56    --    June 5, 2001 - Waiver and Amendment Number Three to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit and Twin Laboratories
                Inc. and its affiliates as borrowers (incorporated by
                reference to Exhibit 10.56 to the 2001 Form 10-K).
 10.57    --    September 14, 2001 - Waiver and Amendment Number Four to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit, Inc., other lenders thereto and Twin Laboratories Inc. and certain subsidiaries as borrowers (incorporated by reference to Exhibit 10.57 to the 2001 Form 10-K).
 10.58    --    February 28, 2002 - Waiver and Amendment Number Five to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit, Inc., other lenders thereto and Twin Laboratories Inc. and certain subsidiaries as borrowers (incorporated by reference to Exhibit 10.58 to the 2001 Form 10-K).
 10.59    --    Asset Purchase Agreement between Goldshield Acquisitions
                Inc., Changes International, Inc. and Twinlab Corporation
                dated as of April 17, 2001 (incorporated by reference to
                Exhibit 10.59 to the 2001 Form 10-K).
 10.60    --    Asset Purchase Agreement between Goldshield Purchases Inc.,
                PR*Nutrition, Inc. and Twinlab Corporation dated as of April
                17, 2001 (incorporated by reference to Exhibit 10.60 to the
                2001 Form 10-K).
 10.61    --    Stock Purchase Agreement between Advance Research Press,
                Inc. and Steve Blechman dated as of June 1, 2001
                (incorporated by reference to Exhibit 10.61 to the 2001 Form
                10-K).
 10.62    --    Termination Agreement between Dean Blechman and Twin
                Laboratories Inc. dated as of January 1, 2002 (incorporated by reference to Exhibit 10.62 to the 2001 Form 10-K).
 10.63    --    Asset Purchase Agreement dated as of May 22, 2002 by and
                among Anabolic Laboratories, Inc., Health Factors
                International, Inc. and Twin Laboratories Inc. (incorporated by reference to Exhibit 10.63 to the Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2002).
 10.64    --    Manufacturing and Supply agreement dated as of May 22, 2002 by and between Anabolic Laboratories, Inc. and Twin
                Laboratories Inc. (incorporated by reference to Exhibit
                10.64 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
 10.65    --    November 8, 2002-Waiver and Amendment Number Six to the
                Financing Agreement and Loan Documents dated as of March 29,
                2001 between CIT Group/Business Credit, Inc. and other
                lenders thereto and Twin Laboratories Inc. and certain
                subsidiaries as borrowers (incorporated by reference to
                Exhibit 10.65 to the Quarterly Report on Form 10-Q for the
                quarter ended September 30, 2002).
 10.66    --    Separation Agreement between Brian Blechman and Twin
                Laboratories Inc. dated as of November 8, 2002.*
 10.67    --    Separation Agreement between Neil Blechman and Twin
                Laboratories Inc. dated as of November 8, 2002.*
 10.68    --    Asset Purchase Agreement dated as of January 17, 2003 by and among Bronson Nutritionals, LLC, Kabco Pharmaceuticals,
                Inc., Bronson Laboratories, Inc. and Twin Laboratories Inc.*
 10.69    --    January 17, 2003-Amendment Number Seven to the Financing
                Agreement and Loan Documents dated as of March 29, 2001
                between CIT Group/Business Credit, Inc. and other lenders
                thereto and Twin Laboratories Inc. and certain subsidiaries as borrowers.*
 10.70    --    Employment Agreement, dated March 1, 2003, between Twin and
                Ross Blechman.*
 21.1     --    List of Registrant's Subsidiaries.*
 23.1     --    Consent of Deloitte & Touche LLP.*

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

                     SIGNATURE                                   TITLE(S)                    DATE
                     ---------                                   --------                    ----







                 /s/ ROSS BLECHMAN                     Chairman of the Board, Chief     March 31, 2003
---------------------------------------------------  Executive Officer, President and
                   Ross Blechman                       Director (Principal Executive
                                                                 Officer)




                 /s/ NEIL BLECHMAN                               Director               March 31, 2003
---------------------------------------------------
                   Neil Blechman




                /s/ BRIAN BLECHMAN                               Director               March 31, 2003
---------------------------------------------------
                  Brian Blechman




                /s/ STEVE BLECHMAN                               Director               March 31, 2003
---------------------------------------------------
                  Steve Blechman




                 /s/ DEAN BLECHMAN                               Director               March 31, 2003
---------------------------------------------------
                   Dean Blechman




               /s/ JOSEPH SINICROPI                  Chief Operating Officer and Chief  March 31, 2003
---------------------------------------------------    Financial Officer (Principal
                 Joseph Sinicropi                    Financial and Accounting Officer)




              /s/ STEPHEN L. WELLING                  Vice President, General Manager   March 31, 2003
---------------------------------------------------     Key Specialty Accounts and
                Stephen L. Welling                               Director




             /s/ JONATHAN D. SOKOLOFF                            Director               March 31, 2003
---------------------------------------------------
               Jonathan D. Sokoloff




                /s/ JOHN G. DANHAKL                              Director               March 31, 2003
---------------------------------------------------
                  John G. Danhakl




            /s/ WILLIAM U. WESTERFIELD                           Director               March 31, 2003
---------------------------------------------------
              William U. Westerfield




               /s/ LEONARD SCHUTZMAN                             Director               March 31, 2003
---------------------------------------------------
                 Leonard Schutzman

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Ross Blechman certify that:

     1.  I have reviewed this annual report on Form 10-K of Twinlab Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ ROSS BLECHMAN
                                          --------------------------------------
                                                      Ross Blechman
                                                 Chief Executive Officer

Dated: March 31, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Joseph Sinicropi certify that:

     1.  I have reviewed this annual report on Form 10-K of Twinlab Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JOSEPH SINICROPI
                                          --------------------------------------
                                                     Joseph Sinicropi
                                                 Chief Financial Officer

Dated: March 31, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Twinlab Corporation
Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of Twinlab Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Twinlab Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

-s- Deloitte & Touche LLP

Jericho, New York
March 1, 2003

                      TWINLAB CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2002        2001
                                                              ---------   ---------
ASSETS (Note 7)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $      --   $      --
  Accounts receivable, net of allowance for bad debts of
     $2,682 and $6,100, respectively (Note 13)..............     20,545      26,450
  Inventories (Note 4)......................................     29,254      42,645
  Prepaid expenses and other current assets.................      1,853       1,934
  Assets of discontinued operations (Note 3)................      6,370       6,676
                                                              ---------   ---------
     Total current assets...................................     58,022      77,705
PROPERTY, PLANT AND EQUIPMENT, Net (Note 5).................     34,019      46,148
OTHER ASSETS (Note 9).......................................      5,136       4,761
                                                              ---------   ---------
TOTAL.......................................................  $  97,177   $ 128,614
                                                              =========   =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)................  $   6,565   $   2,241
  Accounts payable..........................................     16,132      19,352
  Accrued expenses and other current liabilities (Note 6)...     21,156       8,870
                                                              ---------   ---------
     Total current liabilities..............................     43,853      30,463
LONG-TERM DEBT, less current portion (Note 7)...............     64,451      77,129
                                                              ---------   ---------
     Total liabilities......................................    108,304     107,592
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' (DEFICIT) EQUITY (Note 8):
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued................................         --          --
  Common stock, $1.00 par value; 75,000,000 shares
     authorized; 33,041,756 issued and 29,128,356
     outstanding as of December 31, 2002 and 33,041,756
     issued and 28,940,856 outstanding as of December 31,
     2001...................................................     33,042      33,042
  Additional paid-in capital................................    288,582     290,001
  Accumulated deficit.......................................   (297,639)   (265,227)
                                                              ---------   ---------
                                                                 23,985      57,816
  Treasury stock at cost; 3,913,400 shares as of December
     31, 2002 and 4,100,900 shares as of December 31,
     2001...................................................    (35,112)    (36,794)
                                                              ---------   ---------
     Total shareholders' (deficit) equity...................    (11,127)     21,022
                                                              ---------   ---------
TOTAL.......................................................  $  97,177   $ 128,614
                                                              =========   =========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001       2000
                                                              --------   --------   --------
NET SALES (Notes 13 and 14.b.)..............................  $146,623   $187,107   $228,495
COST OF SALES...............................................    99,487    126,804    171,865
                                                              --------   --------   --------
GROSS PROFIT................................................    47,136     60,303     56,630
OPERATING EXPENSES..........................................    62,757     77,313     87,148
RESTRUCTURING CHARGES (Note 2)..............................     9,616         --         --
ASSET IMPAIRMENT CHARGES (Note 2)...........................     7,228      3,827         --
                                                              --------   --------   --------
LOSS FROM OPERATIONS........................................   (32,465)   (20,837)   (30,518)
                                                              --------   --------   --------
OTHER (EXPENSE) INCOME:
  Interest expense, net of interest income of $26, $129 and
     $314, respectively.....................................    (8,092)    (9,097)    (8,552)
  Other.....................................................       132         (5)        --
                                                              --------   --------   --------
                                                                (7,960)    (9,102)    (8,552)
                                                              --------   --------   --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........   (40,425)   (29,939)   (39,070)
(BENEFIT FROM) PROVISION FOR INCOME TAXES (Note 10).........    (6,911)    22,801     11,252
                                                              --------   --------   --------
LOSS FROM CONTINUING OPERATIONS.............................   (33,514)   (52,740)   (50,322)
                                                              --------   --------   --------
DISCONTINUED OPERATIONS (Note 3):
  Income (loss) from discontinued operations, adjusted for
     applicable income taxes of $211 and $(864) in 2001 and
     2000, respectively.....................................     1,102    (30,131)    (1,613)
  Loss on disposal of subsidiary, adjusted for income taxes
     of $449................................................        --     (8,698)        --
                                                              --------   --------   --------
                                                                 1,102    (38,829)    (1,613)
                                                              --------   --------   --------
NET LOSS....................................................  $(32,412)  $(91,569)  $(51,935)
                                                              ========   ========   ========
BASIC AND DILUTED LOSS PER SHARE (Note 8):
  Loss from continuing operations...........................  $  (1.16)  $  (1.84)  $  (1.76)
  Income (loss) from discontinued operations................      0.04      (1.35)     (0.05)
                                                              --------   --------   --------
  Net loss..................................................  $  (1.12)  $  (3.19)  $  (1.81)
                                                              ========   ========   ========
  Basic and diluted weighted average shares outstanding.....    28,983     28,670     28,638
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                    COMMON STOCK       ADDITIONAL                    TREASURY STOCK
                                --------------------    PAID-IN     ACCUMULATED   ---------------------
                                  SHARES     AMOUNT     CAPITAL       DEFICIT       SHARES      AMOUNT      TOTAL
                                ----------   -------   ----------   -----------   ----------   --------   ---------
Balance at January 1, 2000....  32,706,233   $32,706    $289,336     $(121,723)    4,100,900   $(36,794)  $ 163,525
Net loss and comprehensive
  loss........................          --        --          --       (51,935)           --         --     (51,935)
Shares issued under Outside
  Directors Plan (Note
  8.a.).......................       2,280         2          18            --            --         --          20
Equity issued for professional
  services....................      40,354        41         336            --            --         --         377
                                ----------   -------    --------     ---------    ----------   --------   ---------
Balance at December 31,
  2000........................  32,748,867    32,749     289,690      (173,658)    4,100,900    (36,794)    111,987
Net loss and comprehensive
  loss........................          --        --          --       (91,569)           --         --     (91,569)
Shares issued under Outside
  Directors Plan (Note
  8.a.).......................      11,288        11           9            --            --         --          20
Equity issued for professional
  services....................     281,601       282         302            --            --         --         584
                                ----------   -------    --------     ---------    ----------   --------   ---------
Balance at December 31,
  2001........................  33,041,756    33,042     290,001      (265,227)    4,100,900    (36,794)     21,022
Net loss and comprehensive
  loss........................          --        --          --       (32,412)           --         --     (32,412)
Shares issued to guarantors of
  Revolving Credit Facility
  (Note 9)....................          --        --      (1,459)           --      (187,500)     1,682         223
Equity issued for professional
  services....................          --        --          40            --            --         --          40
                                ----------   -------    --------     ---------    ----------   --------   ---------
Balance at December 31,
  2002........................  33,041,756   $33,042    $288,582     $(297,639)    3,913,400   $(35,112)  $ (11,127)
                                ==========   =======    ========     =========    ==========   ========   =========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                           (IN THOUSANDS OF DOLLARS)

                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(32,412)  $(91,569)  $(51,935)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    (Income) loss from discontinued operations..............    (1,102)    38,829      1,613
    Asset impairment charges................................     7,228      3,827         --
    Depreciation and amortization...........................     6,938      6,382      4,597
    Provision for excess and slow moving inventories........     6,681         --     10,601
    Bad debt expense........................................     1,009      2,156      4,415
    Deferred income taxes...................................        --     23,442     21,324
    Gain on sale of businesses and fixed assets.............       (60)      (971)        --
    Other...................................................        40        587      1,274
    Changes in operating assets and liabilities:
      Accounts receivable...................................     4,896     22,447     (3,014)
      Inventories...........................................     6,710      5,304      8,508
      Prepaid expenses and other current assets.............      (656)       132      1,234
      Prepaid taxes.........................................        --     11,692     (3,509)
      Accounts payable......................................    (3,220)    (8,144)    (4,566)
      Accrued expenses and other current liabilities........    10,505     (2,940)   (15,059)
                                                              --------   --------   --------
      Net cash provided by (used in) continuing
       operations...........................................     6,557     11,174    (24,517)
      Net cash provided by discontinued operations..........     1,408      3,016      2,004
                                                              --------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................     7,965     14,190    (22,513)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of businesses and fixed assets.....     2,721      5,114         --
  Acquisition of property, plant and equipment..............    (1,877)    (3,312)    (5,951)
  Decrease (increase) in other assets.......................        15       (210)      (347)
                                                              --------   --------   --------
         Net cash provided by (used in) investing
           activities.......................................       859      1,592     (6,298)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under revolving credit
    facilities..............................................    (6,112)   (16,532)    31,000
  Payments of debt..........................................    (2,242)    (2,069)    (1,293)
  Payments of debt issuance costs...........................      (470)    (2,071)        --
                                                              --------   --------   --------
         Net cash (used in) provided by financing
           activities.......................................    (8,824)   (20,672)    29,707
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........        --     (4,890)       896
Cash and cash equivalents at beginning of year..............        --      4,890      3,994
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $     --   $     --   $  4,890
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  6,198   $  8,830   $  8,051
                                                              ========   ========   ========
    Income taxes, net of cash refunds.......................  $ (6,706)  $(11,540)  $ (7,104)
                                                              ========   ========   ========
    Acquisition of equipment and computer software and costs
     under lease obligations................................  $     --   $     --   $  3,374
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      TWINLAB CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (DOLLAR AMOUNTS ARE IN THOUSANDS OF DOLLARS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of presentation and principles of consolidation -- The consolidated financial statements of Twinlab Corporation include the accounts of Twinlab Corporation ("Twinlab") and its direct and indirect subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

     The Company is a leading manufacturer and marketer of high-quality, science-based nutritional supplements sold through health and natural food stores and national and regional drug store chains, supermarkets, and mass market retailers.

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

     e. Intangible assets -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company has completed a transitional fair value based impairment test on its goodwill and an annual impairment test as of December 31, 2002, neither of which resulted in an impairment charge.

     With the adoption of SFAS No. 142, the Company ceased the amortization of goodwill with a book value of $350 as of January 1, 2002. Had amortization of goodwill and tradenames not been recorded during the years ended December 31, 2001 and 2000, the net loss would have been reduced by approximately $842 and $1,089, net of taxes, respectively, and basic and diluted net loss per share would have decreased by $0.03 for both years.

     Intangible assets subject to amortization after the adoption of SFAS No. 142 are being amortized on the straight-line method and consist of the following:

                                                DECEMBER 31, 2002                  DECEMBER 31, 2001
                                         --------------------------------   --------------------------------
                                          GROSS                              GROSS
                              RANGE OF   CARRYING   ACCUMULATED             CARRYING   ACCUMULATED
                               LIVES      AMOUNT    AMORTIZATION    NET      AMOUNT    AMORTIZATION    NET
                              --------   --------   ------------   ------   --------   ------------   ------
Trademarks..................    3-20      $2,191        $708       $1,483    $2,124        $651       $1,473
Other.......................       5         307         267           40       307         235           72
                                          ------        ----       ------    ------        ----       ------
                                          $2,498        $975       $1,523    $2,431        $886       $1,545
                                          ======        ====       ======    ======        ====       ======

     Amortization expense for other intangible assets still subject to amortization (excluding provision for impairment) was $89 and $92 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $125, $117, $103, $101 and $101 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     f. Income taxes -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

     g. Revenue recognition -- Revenue from product sales, net of estimated credits for returns and allowances, is recognized at the time of shipment to the customer. Revenue from magazine subscriptions was recorded as deferred revenue at the time of sale and a pro rata share was included in revenue as magazines were delivered to subscribers. Advertising revenue was recognized when the related magazines were issued.

     h. Advertising and promotions -- The Company advertises its branded products through national and regional media, and through cooperative advertising programs with customers. The Company's advertising expenses were $14,051, $14,855 and $16,810 for the years ended December 31, 2002, 2001 and
2000, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these advertising and promotional programs are expensed as incurred. Costs for cooperative advertising programs are expensed at the time the related revenues are recorded.

     i. Research and development expenses -- The Company charges research and development expenses to operations as incurred. Research and development expenses were $1,977, $2,651 and $2,524 for the years ended December 31, 2002, 2001 and 2000, respectively.

     j. Stock-based compensation -- At December 31, 2002, the Company has four stock-based employee compensation plans, which are more fully described in Note
8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 8.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Net loss, as reported.......................................  $(32,412)  $(91,569)  $(51,935)
Deduct: Total stock based compensation expense determined
        under fair value based method for all awards, net of
        related tax effects.................................    (1,694)    (2,324)    (2,165)
                                                              --------   --------   --------
Pro forma net loss..........................................  $(34,106)  $(93,893)  $(54,100)
                                                              ========   ========   ========
Loss per share:
  Basic and diluted -- as reported..........................  $  (1.12)  $  (3.19)  $  (1.81)
  Basic and diluted -- pro forma............................  $  (1.18)  $  (3.27)  $  (1.89)

     k. Earnings per share -- The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     l. Impairment of long-lived assets -- The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. (See Note 2).

     m. Internal use software -- The Company follows the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over five years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 144.

     n. Foreign currency translation -- The functional currency of the Company's foreign subsidiaries is the U.S. dollar. However, the Company's foreign subsidiaries' books and records are maintained in their respective foreign currencies. Therefore, assets and liabilities of the foreign subsidiaries are remeasured using a combination of current and historical rates. Income and expense accounts are remeasured primarily using average rates in effect during the year. Unrealized foreign exchange gains and losses resulting from the remeasurement of these entities are included in the results of operations. The Company does not engage in international currency hedging transactions.

     o. Use of estimates in the preparation of financial statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions including those related to customer returns and allowances, allowance for doubtful accounts, inventories, long-lived assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable. Actual results could materially differ from those estimates.

     p. Reclassifications -- Certain prior year balances have been reclassified to conform with current year classifications.

     q. New accounting pronouncements -- In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which required that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Accordingly, the Company reported such costs as a reduction of net sales rather than as operating expenses during the year ended December 31, 2002 and reclassified costs totaling $1,608 and $930 for the years ended December 31, 2001 and 2000, respectively.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be adopted by the Company on January 1, 2003. The Company currently accounts for costs associated with exit or disposal activities in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     In November 2002, the FASB approved FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", an amendment of FASB Statement No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as supplementary disclosure requirements giving more prominence to the accounting method utilized and its effect on the reported results. The statement is effective for the Company's 2002 consolidated financial statements; however, the Company does not intend to change its policy for accounting for stock options to the fair value method and, therefore, the implementation of this statement did not have a significant impact on the Company's consolidated financial statements.

2.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, resulted in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions remain in New York. The consolidation of the facilities has been substantially completed during fiscal 2002 and is anticipated to be completed during the first half of 2003.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     Significant components of the restructuring charges recorded during the year ended December 31, 2002 and restructuring accrual as of December 31, 2002 include:

                                                        TOTAL
                                                    RESTRUCTURING              RESTRUCTURING
                                                       CHARGES      PAYMENTS      ACCRUAL
                                                    -------------   --------   -------------
Facility Costs....................................     $3,137       $  (594)      $2,543
Employee Costs....................................      5,163        (1,249)       3,914
Professional Fees.................................        703          (673)          30
Other.............................................        613          (613)          --
                                                       ------       -------       ------
  Total...........................................     $9,616       $(3,129)      $6,487
                                                       ======       =======       ======

     Facility costs represent remaining lease payments for New York leased properties and equipment, and holding and shutdown costs related to the New York manufacturing and distribution facilities. Employee costs primarily represent severance and related benefits associated with the separation of approximately 300 New York employees. The majority of the employees left during the fourth quarter of 2002 and it is anticipated that the balance will be leaving during the first half of 2003.

     In addition, as a result of the consolidation of the facilities, certain manufacturing and distribution assets were determined to be impaired resulting in asset impairment charges of $7,228. The Company anticipates selling these assets during fiscal 2003.

     The Company anticipates recording additional restructuring charges of up to $1,000 in connection with the consolidation of its facilities, substantially all of which are expected to be recorded during the first half of 2003.

     In connection with its plan to consolidate the manufacturing and distribution facilities, the Company incurred additional costs of approximately $1,100 primarily relating to personnel costs associated with preparing the Utah facility. These costs have been recorded in operating expenses in the accompanying Consolidated Statements of Operations.

     In connection with its ongoing review of long-lived assets, the Company recorded non-cash impairment charges totaling $33,832 during the year ended December 31, 2001. These charges consisted of $30,005 related to the tradename, customer lists and goodwill of Bronson Laboratories, Inc. ("Bronson") (included in income (loss) from discontinued operations in the accompanying Consolidated Statement of Operations) and $2,887 related to property and equipment and the goodwill of Health Factors International, Inc. ("Health Factors"). The impairment charges resulted from projected changes in the operating plans of Bronson and Health Factors. The Company calculated the present value of expected cash flows of these companies to determine the fair value of these assets. In addition, the Company recorded an impairment charge of $940 related to idle packaging equipment leased under operating leases.

3.  DISPOSITION OF OPERATIONS

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

                      TWINLAB CORPORATION AND SUBSIDIARIES

     Net sales and income (loss) from discontinued operations related to Changes International are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
Net sales...................................................  $8,407   $38,052
Operating income (loss).....................................     423    (1,564)
Provision for (benefit from) income taxes...................     211      (548)
Income (loss) from discontinued operations..................     164    (1,087)
Income (loss) from discontinued operations per diluted
  share.....................................................    0.01     (0.04)

     At December 31, 2001, liabilities of discontinued operations of $251 have been included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

     b. PR Nutrition, Inc. -- On April 17, 2001, the Company sold the assets of PR Nutrition, Inc. to Goldshield Group plc for approximately $595. The Company received $476 upon closing the transaction, $48 in October 2001 and $71 in April 2002. The Company recorded a pre-tax gain of approximately $297 in connection with the sale of these assets which has been included as a reduction of operating expenses in the accompanying Consolidated Statement of Operations.

     c. Advanced Research Press, Inc. -- On June 1, 2001, the Company sold its publishing subsidiary, Advanced Research Press, Inc. ("ARP"), to Steve Blechman, Executive Vice President and a Director of Twinlab and President/CEO of ARP, for $1,000. Concurrent with the sale of ARP, Steve Blechman elected to resign as an Executive Vice President and employee of Twinlab. The Company recorded a pre-tax gain of approximately $674 in connection with the sale, which has been included as a reduction of operating expenses in the accompanying Consolidated Statement of Operations.

     d. Health Factors International, Inc. -- On May 22, 2002, the Company completed the sale of substantially all of the fixed assets of Health Factors for approximately $2,107 to Anabolic Laboratories, Inc ("Anabolic"). The products manufactured by Health Factors were, in significant part, transferred to other Twinlab manufacturing facilities. Other production related to Bronson was outsourced to Anabolic while the manufacture of certain private label products was discontinued.

     e. Bronson Laboratories, Inc. -- On January 17, 2003, the Company sold substantially all of the assets, including inventory, of Bronson to a privately held dietary supplement manufacturer for approximately $8,000. The Company anticipates recording an aggregate pre-tax gain of approximately $1,700 during the first quarter of 2003 in connection with the sale of these assets. Bronson's results of operations have been classified as discontinued operations and prior periods have been reclassified.

     Net sales and income (loss) from discontinued operations related to Bronson are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
Net sales..............................................  $10,108   $ 11,079   $12,904
Operating income (loss)................................    1,102    (30,295)     (851)
Benefit from income taxes..............................       --         --      (316)
Income (loss) from discontinued operations.............    1,102    (30,295)     (526)
Income (loss) from discontinued operations per diluted
  share................................................     0.04      (1.06)    (0.02)

                      TWINLAB CORPORATION AND SUBSIDIARIES

     The assets of discontinued operations are comprised of the following:

                                                               2002     2001
                                                              ------   ------
Inventories.................................................  $2,303   $1,332
Other current assets........................................     108      160
Property, plant and equipment, net..........................     499      706
Intangible assets...........................................   3,460    4,478
                                                              ------   ------
Assets of discontinued operations...........................  $6,370   $6,676
                                                              ======   ======

4.  INVENTORIES

     Inventories, net of reserves for excess and obsolete inventory, consist of the following:

                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $ 6,226   $10,284
Work in process.............................................    8,644     6,787
Finished goods..............................................   14,384    25,574
                                                              -------   -------
     Total..................................................  $29,254   $42,645
                                                              =======   =======

     Reserves for excess and obsolete inventory totaled $5,770 and $14,187 as of December 31, 2002 and 2001, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                               2002      2001
                                                              -------   -------
Land, building and leasehold improvements...................  $24,811   $30,161
Plant equipment.............................................   12,674    20,180
Office and computer equipment...............................   11,758    17,017
Automobiles.................................................       35        50
                                                              -------   -------
                                                               49,278    67,408
Less: accumulated depreciation and amortization.............   15,259    21,260
                                                              -------   -------
  Property, plant and equipment -- net......................  $34,019   $46,148
                                                              =======   =======

     See Note 2 relating to asset impairment charges recorded during the years ended December 31, 2002 and 2001.

                      TWINLAB CORPORATION AND SUBSIDIARIES

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                               2002      2001
                                                              -------   ------
Accrued salaries, employee benefits and payroll taxes.......  $ 2,771   $3,746
Accrued restructuring costs.................................    6,487       --
Accrued litigation costs....................................    4,059       --
Other.......................................................    7,839    5,124
                                                              -------   ------
     Total..................................................  $21,156   $8,870
                                                              =======   ======

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               2002      2001
                                                              -------   -------
Revolving Credit Facility(a)................................  $24,356   $30,468
Senior subordinated notes(b)................................   39,915    39,915
Mortgage payable to a bank, collateralized by land and
  building, payable in monthly installments of $96,
  including interest at 7.57%, maturing April 2009(c).......    5,748     6,428
Lease obligations, payable in average monthly installments
  of $10, including interest at an average rate of 8.2%,
  maturing through December 2003............................      799     2,344
Note payable to a power authority, payable in monthly
  installments of $2, including interest at 6.38%, maturing
  February 2011.............................................      198       215
                                                              -------   -------
                                                               71,016    79,370
Less: current portion.......................................    6,565     2,241
                                                              -------   -------
     Total..................................................  $64,451   $77,129
                                                              =======   =======

     (a) Effective March 29, 2001, the Company entered into a new revolving line of credit inclusive of a term loan (the "Revolving Credit Facility") with a group of financial institutions. The Revolving Credit Facility, as amended, provides for maximum borrowings of $45,000 ($60,000 as of December 31, 2001) through March 29, 2004 with a termination fee of 2% for early cancellation. The term loan portion of the Revolving Credit Facility totals $4,200 and is payable at the expiration of the agreement. Borrowings are subject to certain limitations based on a percentage of eligible accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the Prime Rate (4.25% as of December 31, 2002), plus 1.75% per annum (1.5% per annum as of December 31, 2001). The Company is required to pay a commitment fee of 0.5% per annum on any unused portion of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are secured by substantially all of the Company's assets. In addition, certain current and former members of senior management of the Company provided letters of credit aggregating $15,000 in respect of the Company's obligations under the Revolving Credit Facility. The Revolving Credit Facility, among other things, requires the Company to maintain specified levels of EBITDA (as defined therein), places limitations on capital expenditures and restrictions on the ability to incur debt and prohibits the payments of dividends. As a result of the sale of Bronson, effective January 17, 2003, the Company completed an amendment to the Revolving Credit Facility, which among other things, revised the financial covenants relating to EBITDA and reduced the total facility from $50,000 to $45,000. The Company was in compliance with the covenants relating to the Revolving Credit Facility as of December 31, 2002.

                      TWINLAB CORPORATION AND SUBSIDIARIES

     As previously disclosed, the Company's Revolving Credit Facility expires on March 29, 2004. The Company intends to enter into negotiations to extend the term of the Revolving Credit Facility or to enter into an alternative borrowing arrangement which would provide for future borrowings. There can be no assurance, however, that by March 29, 2004, an extension of the Revolving Credit Facility will be successfully negotiated or the Company will be able to enter into an alternative borrowing arrangement on terms favorable to the Company. The absence of an extension of the Revolving Credit Facility or alternative borrowing arrangement would have a material adverse effect on the financial condition of the Company. The Company anticipates that borrowings outstanding under the Revolving Credit Facility will be classified as a current liability as of March 31, 2003.

     (b) In May 1996, Twin Laboratories Inc. ("Twin") issued $100,000 aggregate principal amount of senior subordinated notes (the "Notes") which mature on May 15, 2006. In 1998 and 1999, Twin repurchased an aggregate $60,085 principal amount of Notes. The Notes bear interest at a rate of 10 1/4% per annum and are jointly and severally guaranteed by Twinlab and all subsidiaries of Twin on a full and unconditional unsecured senior subordinated basis. Twinlab has no separate operations and has no significant assets other than Twinlab's investment in its subsidiaries. The Notes are callable, at the Company's option, after May 15, 2001 at a premium to par which declines to par after 2003. Upon a change of control, as defined, Twin is required to offer to redeem the Notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the indenture governing the Notes (the "Note Indenture") include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with such covenants at December 31, 2002.

     (c) The Company was in default of certain financial covenants relating to the mortgage payable during fiscal 2002 for which a waiver was obtained through April 3, 2003. The Company will be subject to the financial covenant tests for the quarter ended June 30, 2003 and does not currently anticipate being in compliance. Accordingly, the mortgage payable has been classified as a current liability as of December 31, 2002. The Company has entered into negotiations with the lender to amend the mortgage agreement, however, there can be no assurance that an amendment will be successfully negotiated. In the event that the Company is unable to amend the mortgage agreement, the Company will be required to repay the mortgage in order to avoid a cross-default under the terms of the Revolving Credit Facility.

     The Revolving Credit Facility and the Note Indenture restrict the payment of dividends and the making of loans, advances or other distributions of assets to Twinlab, except in certain limited circumstances.

     Maturities of long-term debt are as follows:

YEAR ENDING DECEMBER 31,
2003........................................................  $ 6,565
2004........................................................   24,375
2005........................................................       20
2006........................................................   39,938
2007........................................................       23
Thereafter..................................................       95
                                                              -------
          Total.............................................  $71,016
                                                              =======

     The carrying amount of the borrowings under the Revolving Credit Facility, the mortgage payable, the lease obligations and the note payable approximated fair value as of December 31, 2002 and 2001 based on borrowing rates available to the Company at such dates for loans with similar terms. The fair value of the Notes approximated $18,560 and $14,769 at December 31, 2002 and 2001, respectively.

                      TWINLAB CORPORATION AND SUBSIDIARIES

8.  SHAREHOLDERS' (DEFICIT) EQUITY

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

     On June 17, 1999, the shareholders of the Company approved the Twinlab Corporation 1999 Stock Incentive Plan for Outside Directors (the "Outside Directors Plan"). The Outside Directors Plan provides for the granting of up to an aggregate of 65,000 shares of common stock, subject to adjustment in the event of certain capital changes as defined in the Outside Directors Plan. Shares issued under the Outside Directors Plan may either be authorized but unissued shares of common stock or treasury shares of common stock. The Outside Directors Plan provides for the grant to participants of non-qualified stock options and restricted shares of common stock. Awards will be granted each year, as of the day following the day the Company's annual meeting takes place, to individuals who qualify as participants as of such date. Options issued under the Outside Directors Plan become exercisable and vest pro ratably over three years from the date of grant and expire up to ten years after the date of grant. The Company issued 10,000, 10,000 and 11,381 non-qualified stock options under this plan during the years ended December 31, 2002, 2001 and 2000, respectively.

     In addition to the Outside Directors Plan, the Company maintains a Deferred Compensation Plan for Outside Directors (the "Deferred Compensation Plan") which provides that non-employee directors can elect each year to defer receipt of any part or all of the cash portion of their annual retainer and convert such deferred compensation into shares of "Phantom Stock" based on the fair market value of the Company's common stock. Each share of Phantom Stock entitles the participant to receive in cash the value of a share of common stock when he ceases to be a director. In connection with the Deferred Compensation Plan, the Company issued 39,349 and 30,252 shares of Phantom Stock relating to the years ended December 31, 2001 and 2000, respectively. No Phantom Stock was issued relating to the year ended December 31, 2002.

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

                      TWINLAB CORPORATION AND SUBSIDIARIES

The following table sets forth summarized information concerning stock option activity relating to the Company's 1996 Plan, 1998 Plan, 2000 Plan, and the Outside Directors Plan (collectively, the "Plans"):

                                                                                WEIGHTED
                                                                                AVERAGE
                                                    NUMBER        EXERCISE      EXERCISE
                                                   OF SHARES    PRICE RANGE      PRICE
                                                   ---------   --------------   --------
Balance, January 1, 2000.........................  1,163,050   $8.00 - $29.38    $12.55
  Granted........................................  1,029,881   $ 5.34 - $ 8.19   $ 7.20
  Canceled.......................................   (310,850)  $7.38 - $29.38    $12.03
                                                   ---------
Balance, December 31, 2000.......................  1,882,081   $5.34 - $29.38    $ 9.72
  Granted........................................    774,000   $ 1.70 - $ 2.10   $ 2.02
  Canceled.......................................   (536,700)  $2.10 - $29.38    $ 8.54
                                                   ---------
Balance, December 31, 2001.......................  2,119,381   $1.70 - $29.38    $ 7.21
  Granted........................................    838,000   $ 0.33 - $ 0.57   $ 0.33
  Canceled.......................................   (771,900)  $0.33 - $29.38    $ 8.06
                                                   ---------
Balance, December 31, 2002.......................  2,185,481   $0.33 - $29.38    $ 4.27
                                                   =========   ==============    ======
Shares exercisable at December 31, 2002..........    701,792   $1.70 - $29.38    $ 7.95
                                                   =========   ==============    ======
Shares reserved for issuance at December 31,
  2002...........................................  6,579,160
                                                   =========

     Significant option groups outstanding at December 31, 2002 and related weighted average price and life information were as follows:

                                WEIGHTED AVERAGE
                                   REMAINING          WEIGHTED                       WEIGHTED
   RANGE OF         NUMBER        CONTRACTUAL         AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE    OUTSTANDING    LIFE IN YEARS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$ 0.33 - $ 2.10..  1,339,500          9.1              $ 1.06         180,894         $ 2.02
$ 5.34 - $ 7.38..    402,381          7.3              $ 7.17         229,597         $ 7.23
$ 8.00 - $ 9.19..    336,000          6.5              $ 8.10         195,101         $ 8.10
$12.00 - $29.38..    107,600          4.6              $21.48          96,200         $20.54
                   ---------                                          -------
                   2,185,481                                          701,792
                   =========                                          =======

     SFAS No. 123 requires the disclosure (see Note 1.j.) of pro forma net loss and net loss per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Using the Black-Scholes option pricing model, the weighted average fair value of the options granted during 2002, 2001 and 2000 is estimated at $0.30, $1.63 and $6.65 per share, respectively, on the date of grant with the following weighted average assumptions for 2002, 2001 and 2000, respectively: volatility of 188%, 111% and 125%, risk-free interest rate of 3.60%, 4.78% and 6.72%, an expected life of five years for 2002 and 2001 and seven years for 2000, and no dividends during the expected term.

     (b) Net loss per share -- Basic loss per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share further assumes the issuance of

                      TWINLAB CORPORATION AND SUBSIDIARIES
common shares for all dilutive outstanding common stock options. Potentially dilutive securities totaling 2,185,481, 2,119,381 and 1,882,081 for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from the computation of diluted loss per share because they were anti-dilutive.

     (c) Share repurchase program -- On February 25, 1999, the Board approved a share repurchase program authorizing the Company to purchase up to the greater of 5 million shares or $40,000 of its common stock. The Company purchased 4,100,900 shares at a total cost of $36,794 under this program prior to its termination in May 2000.

     (d) Shares issued for services rendered -- In January 2000, the Company entered into a three year marketing services agreement with a spokesperson. Under the agreement, the spokesperson was to be compensated $350, $400 and $500 in 2000, 2001 and 2002, respectively. Such amounts were payable in the Company's common stock at the beginning of each fiscal year. Each annual grant contained a put option that enabled the holder for one year from the issuance date, to sell the shares back to the Company at the original issuance price. During 2000, the Company issued 40,354 shares of the Company's common stock in connection with this agreement and recorded an expense of approximately $417. In January 2001, the holder exercised the put option relating to the 2000 share issuance. The Company agreed to satisfy the obligation by paying $268 in cash and allowing the holder to retain the original shares. In addition, in January 2001, the Company issued 281,601 shares in connection with the second year of the agreement. In 2001, the Company and the spokesperson mutually agreed to terminate the contract.

9.  RELATED PARTY TRANSACTIONS

     In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15,000 with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $375 and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. As of December 31, 2002, $188 has been paid and 187,500 shares of common stock have been issued. The fair value of the compensation for providing the letter of credit, $1,643, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

     The Company paid approximately $111 for inventory consulting services during the year ended December 31, 2002 to a company in which a director of Twinlab serves as a director.

                      TWINLAB CORPORATION AND SUBSIDIARIES

10.  INCOME TAXES

     The (benefit from) provision for income taxes consists of the following:

                                                         2002       2001       2000
                                                        -------   --------   --------
Current:
  Federal.............................................  $(6,911)  $     --   $(11,813)
  State and local.....................................       --         --        877
                                                        -------   --------   --------
                                                         (6,911)        --    (10,936)
                                                        -------   --------   --------
Deferred:
  Federal.............................................   (6,536)   (12,114)    (1,089)
  State and local.....................................   (2,471)    (3,095)    (2,723)
  Valuation allowance.................................    9,007     38,010     26,000
                                                        -------   --------   --------
                                                             --     22,801     22,188
                                                        -------   --------   --------
                                                        $(6,911)  $ 22,801   $ 11,252
                                                        =======   ========   ========

     The Company recorded a federal benefit from income taxes of $6,911 during the year ended December 31, 2002 representing a refund received by the Company as a result of the Job Creation and Worker Assistance Act of 2002. The Company did not record a benefit from income taxes for losses incurred during the years ended December 31, 2002 and 2001 as it is more likely than not that such benefits will not be realized.

     The difference between the statutory Federal tax rate and the Company's effective tax rate is as follows (as a percentage of pre-tax loss):

                                                              2002    2001    2000
                                                              -----   -----   -----
Statutory Federal income tax rate...........................  (35.0)% (35.0)% (35.0)%
Increase in valuation allowance.............................   22.3   127.0    66.6
Non-deductible expenses.....................................    0.3     0.3     0.7
State and local income taxes (net of Federal tax benefit)...   (4.0)   (7.9)   (3.1)
Other.......................................................   (0.7)   (8.2)   (0.4)
                                                              -----   -----   -----
Effective tax rate..........................................  (17.1)% (76.2)%  28.8%
                                                              =====   =====   =====

                      TWINLAB CORPORATION AND SUBSIDIARIES

     At December 31, 2002 and 2001, the deferred tax assets (liabilities) consisted of:

                                                                2002       2001
                                                              --------   --------
Accounts receivable.........................................  $  1,690   $  2,959
Inventories.................................................     2,296      5,604
Property, plant and equipment...............................    (5,729)    (5,145)
Intangible and other assets.................................    31,465     35,766
Accrued expenses............................................     4,714        185
Federal NOL and credit carryforwards........................    28,454     17,744
State NOL and credit carryforwards..........................    10,049      6,897
Other.......................................................        78         --
                                                              --------   --------
                                                                73,017     64,010
Less valuation allowance....................................   (73,017)   (64,010)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     As a result of losses incurred, the Company has recorded a full valuation allowance against its net deferred tax assets.

     As of December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $80,000. Such loss carryforwards expire through fiscal 2022.

11.  EMPLOYEE BENEFIT PLANS

     The Company maintains the Twin Laboratories Inc. 401(k) Plan (the "401(k) Plan"). Eligible employees may contribute up to 15% of their annual compensation, subject to certain limitations, and the Company matched 50% of an employee's contribution (up to a maximum of 6%) through December 31, 2001. Effective January 1, 2002, the Company terminated the Company match. Contributions to the 401(k) Plan are invested, at the employee's discretion, in a variety of mutual funds. The total cost with respect to the 401(k) Plan approximated $12, $781 and $757 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     a. Leases -- The Company leases certain office and warehouse space and equipment under operating leases. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental payments may be adjusted for increases in taxes and other costs above specific amounts. Rental expense charged to operations for the years ended December 31, 2002, 2001 and 2000 was approximately $4,598, $5,626 and $6,217, respectively.

     Future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year are as follows:

YEAR ENDING DECEMBER 31,
2003........................................................  $3,691
2004........................................................   2,997
2005........................................................   1,965
2006........................................................     543
                                                              ------
Total.......................................................  $9,196
                                                              ======

                      TWINLAB CORPORATION AND SUBSIDIARIES

     b. Employment and severance/non-compete agreements -- In connection with the resignations of Steve Blechman (see Note 3.c.), Dean Blechman, Brian Blechman and Neil Blechman, each an Executive Vice President, the Company is obligated to make severance and non-compete payments. Effective March 1, 2003, the Company entered into a new employment agreement with Ross Blechman, Chairman of the Board, President and Chief Executive Officer. Future minimum payments under these agreements are as follows:

YEAR ENDING DECEMBER 31,
2003........................................................  $1,838
2004........................................................   1,700
2005........................................................     761
                                                              ------
Total.......................................................  $4,299
                                                              ======

     c. Legal matters -- A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Some of the Company's products also contain caffeine or other central nervous system stimulants. Products containing Ma Huang accounted for approximately 21% of the Company's net sales in 2002.

     Ma Huang has been the subject of extensive negative publicity in the United States and other countries relating to alleged harmful or adverse effects. This publicity has led to recent congressional hearings addressing the safety of Ma Huang and several state governments have passed legislation regulating the sale of products that contain Ma Huang. Recently, the Suffolk County (New York) legislature passed a bill that bans retail sales of ephedra products in Suffolk County. Other jurisdictions have proposed similar legislation. The current media and political attention to Ma Huang is likely to lead to further legislation related to the sale of products containing Ma Huang including the possible ban of sale of these products.

     The Company has been named as a defendant in a number of pending lawsuits, alleging that its Ma Huang products caused injury, death and/or damages, as well as certain proceedings seeking class action certification for consumer fraud related to the sale of such products. The Company is vigorously defending these lawsuits. However, the Company is incurring, and expects to incur, significant costs associated with this litigation activity. These costs are due in part to:
(i) greater costs for insurance premiums; (ii) significant self-insured retention limits for claims alleging injuries after December 31, 2000; and (iii) legal fees that are not covered under certain of the Company's insurance policies. In particular, several of the class actions, as economic injury cases, are not generally covered by insurance. At least one of the Ma Huang lawsuits involving a claim of wrongful death is not currently covered by insurance.

     On February 28, 2003, the U.S. Food and Drug Administration, Department of Health and Human Services ("HHS") announced a series of actions that will potentially regulate the manner in which products containing the ingredient ephedra are marketed, including a thirty-day comment period to create a record to support potential restrictions that could range from label requirements to a ban of the ingredient. By letter dated March 13, 2003, the Committee on Energy and Commerce of the U.S. House of Representatives requested certain information from the Company related to, among other things, the sales history of its products containing ephedra, any adverse health events associated with such products, scientific studies related to such products and information related to certain of the Company's non-ephedra products. The Company has provided a comprehensive response to the Committee.

     The Company believes in the safety and efficacy of its products that contain Ma Huang based on the scientific evidence. Nevertheless, as a result of the increasing costs that are negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products, the Company decided to discontinue the sale of products that contain Ma Huang effective on or about March 31, 2003. The Company expects to experience a reduction in net sales due to the discontinuation of its products that contain Ma Huang. Based upon anticipated costs savings expected to be achieved, however, the Company

                      TWINLAB CORPORATION AND SUBSIDIARIES
does not believe that the decision to discontinue the sale of products that contain Ma Huang should have a material adverse effect on the profitability of the Company. The Company is committed to the Diet and Energy category, specifically its Diet Fuel, Ripped Fuel and Metabolift brands, and has launched a line of patented and clinically tested ephedra-free products.

     The Company has been named as a defendant in a number of pending product liability lawsuits that the Company is vigorously defending. In reviewing its potential exposure for product liability matters, the Company considers, among other factors, recent and historical settlements and judgments, if any, the incidence and trend of recent and historical claims, the nature of any alleged injuries, the amount and availability of insurance coverage and the status of litigation proceedings and settlement discussions.

     Based on a current analysis prepared by management, with the assistance of actuarial consultants, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters involving ephedra. Accordingly, the Company has established a reserve of $3,800 for product liability indemnity claims that is primarily based on known claims and an estimate of unasserted claims involving ephedra that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of December 31, 2002, because the timing of any payments are not fixed or reliably determinable at the present time. This reserve assumes continuing insurance for ephedra related personal injury actions, albeit with a significant retention and limited total coverage.

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

     There can be no assurance that the impact of the Company's self-insured retention limits in the event of multiple damage awards or settlements, or any award of damages in excess of the Company's insurance coverage limits (which limits are significantly lower than in prior periods) or any materially increased legal costs, will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, could have a material adverse effect on the financial condition and results of operations of the Company.

     Further, the Company's 2003 comprehensive general liability ("CGL") insurance policy for non-Ma Huang products has a significantly higher self-insured retention limit than in 2002 and the herbal product Kava-Kava is expressly excluded from coverage under the 2003 policy. The Company has received one Kava-Kava related wrongful death complaint in 2003. The Company plans to vigorously defend itself against this action and is investigating whether any of its CGL policies apply to this claim. If a CGL policy is not applicable to this claim, a finding of liability and damages could have a material adverse effect on the results of operation and financial condition of the Company. The Company is unable to predict the outcome of this matter or to estimate a range of potential loss. Accordingly, the effect, if any, that such action may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

     In March 2001, the Company announced that it reached an agreement in principle to settle a shareholder securities class action lawsuit that was pending against the Company and certain of its officers and directors before the United States District Court for the Eastern District of New York (the "Court"). The lawsuit alleged that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The class of plaintiffs included all buyers of the

                      TWINLAB CORPORATION AND SUBSIDIARIES

Company's stock from April 8, 1998 through February 24, 1999, other than the defendants and certain related parties. The Court approved the settlement in February 2002. Pursuant to the settlement, the Company paid $26,000, all of which was covered by the Company's insurance.

     A series of shareholder securities class action lawsuits were filed in late 2000 and are pending before the Court against the Company and certain of its officers and directors. The plaintiffs allege that the Company and the other defendants violated the securities laws by making material misstatements and failing to state material facts about the Company's business and financial condition, among other things, in securities act filings and public statements. The alleged class of plaintiffs includes all buyers of the Company's stock from April 27, 1999 to November 15, 2000, other than the defendants and certain related parties. A derivative action against certain of the Company's directors was filed in June of 2001. The derivative action alleges that the named directors violated certain fiduciary duties and alleges mismanagement, based upon the facts alleged in the two securities class actions described above. The Company believes that the claims are without merit and intends to vigorously defend against the securities action and the derivative action. The Company has filed a motion to dismiss the securities action and the derivative action, however, the Company is unable to predict the outcome of these uncertainties or to estimate a range of potential losses. Accordingly, the effect, if any, that such actions may have on the Company's consolidated financial position or results of operations cannot be determined at this time.

     The Company is presently engaged in various other legal actions in the ordinary course of business including product liability, breach of contract claims and employment related claims. Management is of the opinion that the amounts which may be awarded or assessed, if any, in connection with these matters, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

     Included in operating expenses for the year ended December 31, 2002 is a net expense of approximately $640 relating to litigation matters. Such expense relates to the recording of reserves for litigation matters and related costs offset by proceeds of $5,427 received from litigation settlements. Included in operating expenses for the years ended December 31, 2001 and 2000, is $2,489 and $2,251, respectively, of proceeds from litigation settlements.

13.  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     During the years ended December 31, 2002, 2001 and 2000, the Company recognized net sales to significant customers as set forth below:

                                                              2002   2001   2000
                                                              ----   ----   ----
MAJOR CUSTOMERS:
Customer A..................................................   18%    13%    16%
Customer B..................................................   14     12      9
Customer C..................................................   13     13      9
Customer D..................................................    2     10     15

     At December 31, 2002 and 2001, approximately 48% and 73%, respectively, of accounts receivable related to these customers.

                      TWINLAB CORPORATION AND SUBSIDIARIES

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 QUARTER ENDED   QUARTER ENDED   QUARTER ENDED       QUARTER ENDED
                                   MARCH 31,       JUNE 30,      SEPTEMBER 30,       DECEMBER 31,
                                 -------------   -------------   -------------       -------------
2002
Net sales......................    $ 45,457         $40,175        $ 22,737(b)         $  38,254
Gross profit...................      16,459          13,156           3,410(b)            14,111
(Loss) income from continuing
  operations...................       3,521(a)       (3,748)        (26,509)(b)(c)        (6,778)
Net (loss) income..............       3,737(a)       (3,625)        (26,035)(b)(c)        (6,489)
(Loss) income from continuing
  operations per share.........        0.12(a)        (0.13)          (0.91)(b)(c)(d)       (0.23)(d)
Diluted net (loss) income per
  share........................        0.13(a)        (0.13)          (0.90)(b)(c)(d)       (0.22)(d)

2001
Net sales......................    $ 49,690         $46,243        $ 51,338            $  39,836
Gross profit...................      18,242          13,714          17,154               11,193
Loss from continuing
  operations...................      (7,302)         (6,947)         (1,741)             (36,750)(d)(e)
Net loss.......................     (15,908)         (7,059)         (1,776)             (66,826)(d)(e)
Loss from continuing operations
  per share....................       (0.26)          (0.24)          (0.06)               (1.28)(d)(e)
Diluted net loss per share.....       (0.56)          (0.25)          (0.06)               (2.33)(d)(e)

     a. As discussed in Note 10, during the quarter ended March 31, 2002, the Company recorded a federal benefit from income taxes of $6,911 representing a refund received by the Company.

     b. In connection with a continuing review of its operations, the Company committed to a plan to rationalize product offerings to several key customers in the retail segment. This plan was aimed at reducing the number of active SKUs and achieving a more appropriate product mix. In connection with this plan, the Company is allowing these customers to return inventory resulting in an incremental charge for sales returns and allowances of approximately $8,800 during the quarter ended September 30, 2002.

     c. As discussed in Note 2, the Company recorded restructuring charges of $6,006 and $3,610 during the quarters ended September 30, 2002 and December 31, 2002, respectively.

     d. As discussed in Note 2, the Company recorded asset impairment charges of $6,894 and $334 during the quarters ended September 30, 2002 and December 31, 2002, respectively. In addition, the Company recorded asset impairment charges of $33,832 (of which $30,005 is included in income (loss) from discontinued operations) during the quarter ended December 31, 2001.

     e. As discussed in Note 10, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2001.

15.  OPERATING SEGMENTS

     As previously disclosed, the Company completed the sale of substantially all of the assets of Bronson on January 17, 2003 and Bronson's results of operations have been classified as discontinued operations. As a result of this transaction, the Company no longer operates in the direct-to-consumer segment. Accordingly, the Company conducts its operations through one reportable segment, the retail segment. Products sold by the retail segment include vitamins, minerals and specialty supplements, sports nutrition products and diet and energy products primarily under the Twinlab, Ironman Triathlon, "Fuel" and other brand names; an extensive

                      TWINLAB CORPORATION AND SUBSIDIARIES
line of herbal supplements and phytonutrients under the Nature's Herbs brand name; and a full line of herbal teas under the Alvita brand name. In addition, the Company distributed vitamins, herbs, nutritional supplements and health and beauty aids under the Bronson brand name, through catalogs and specialty direct mailings to customers, including healthcare and nutritional professionals, and also manufactured, through Health Factors, private label vitamins and supplements for a number of other companies on a contract manufacturing basis. On May 22, 2002, the Company sold its Health Factors' operations and on January 17, 2003, the Company sold substantially all of the assets of Bronson. The Company also marketed nutritionally enhanced food bars and other nutritional products under the PR*Bar trademark through PR*Nutrition and conducted its publishing activities through ARP. On April 17, 2001, the Company sold the assets of its Changes International and PR*Nutrition subsidiaries and on June 1, 2001, the Company sold ARP. Bronson's and Changes International's results of operations have been classified as discontinued operations and prior periods have been reclassified.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the financial performance of its business units based on operating income of the respective business units.

     Segment information for the years ended December 31, 2002, 2001 and 2000 was as follows:

                                                                              INTER-
                                                                              COMPANY
                                                     RETAIL(1)   OTHER(2)   ELIMINATION    TOTAL
                                                     ---------   --------   -----------   --------
2002
Net sales to external customers....................  $146,623     $   --       $  --      $146,623
Intersegment net sales.............................       175         --        (175)           --
Operating loss.....................................   (32,258)      (207)         --       (32,465)
Interest expense...................................     8,118         --          --         8,118
Interest income....................................        26         --          --            26
Total assets(3)....................................    90,807         --          --        90,807
Capital expenditures...............................     1,877         --          --         1,877
Depreciation and amortization......................     5,373         --          --         5,373
2001
Net sales to external customers....................  $184,422     $2,685       $  --      $187,107
Intersegment net sales.............................        --        113        (113)           --
Operating (loss) income............................   (21,205)       368          --       (20,837)
Interest expense...................................     9,226         --          --         9,226
Interest income....................................       129         --          --           129
Total assets(3)....................................   121,938         --          --       121,938
Capital expenditures...............................     3,302         10          --         3,312
Depreciation and amortization......................     5,480         19          --         5,499

                      TWINLAB CORPORATION AND SUBSIDIARIES

                                                                              INTER-
                                                                              COMPANY
                                                     RETAIL(1)   OTHER(2)   ELIMINATION    TOTAL
                                                     ---------   --------   -----------   --------
2000
Net sales to external customers....................  $220,859     $7,636       $  --      $228,495
Intersegment net sales.............................        --        480        (480)           --
Operating loss.....................................   (30,026)      (492)         --       (30,518)
Interest expense...................................     8,866         --          --         8,866
Interest income....................................       311          3          --           314
Total assets(3)....................................   192,012      3,780          --       195,792
Capital expenditures...............................     5,933         18          --         5,951
Depreciation and amortization......................     4,202         66          --         4,268

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

(3) Total assets exclude the assets from discontinued operations of approximately $6,370, $6,676 and $52,383 as of December 31, 2002, 2001 and
    2000, respectively.

     Total net sales to customers outside the U.S. were $12,919, $15,632 and $15,967 for the years ended December 31, 2002, 2001 and 2000, respectively. Export net sales from the Company's U.S. operations to unaffiliated customers were $12,518, $14,753 and $15,967 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company primarily distributes its products through the retail channel which includes health and natural food stores, drug store chains, supermarkets and mass market retailers. Net sales by distribution channel were as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Retail:
  Health and natural food stores.....................  $ 92,341   $117,805   $166,438
  Mass market........................................    54,282     66,617     54,421
Other................................................        --      2,685      7,636
                                                       --------   --------   --------
                                                       $146,623   $187,107   $228,495
                                                       ========   ========   ========

                                   SCHEDULE I
                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                2002        2001
                                                              ---------   ---------
ASSETS
Investment in subsidiaries..................................  $      --   $  21,022
                                                              =========   =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Liabilities to subsidiaries.................................  $  11,127   $      --
Preferred stock, $.01 par value; 2,000,000 shares
  authorized; none issued...................................         --          --
Common stock, $1.00 par value; 75,000,000 shares authorized;
  33,041,756 issued and 29,128,356 outstanding as of
  December 31, 2002 and 33,041,756 issued and 28,940,856
  outstanding as of December 31, 2001.......................     33,042      33,042
Additional paid-in capital..................................    288,582     290,001
Accumulated Deficit.........................................   (297,639)   (265,227)
                                                              ---------   ---------
                                                                 23,985      57,816
Treasury stock at cost; 3,913,400 shares as of December 31,
  2002 and 4,100,900 shares as of December 31, 2001.........    (35,112)    (36,794)
                                                              ---------   ---------
Total shareholders' (deficit) equity........................    (11,127)     21,022
                                                              ---------   ---------
Total.......................................................  $      --   $  21,022
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

                                                                      SCHEDULE I

                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Equity interest in net loss of subsidiaries.................  $(32,205)  $(91,362)  $(51,806)
Operating expenses..........................................       207        207        207
Interest income.............................................        --         --          1
                                                              --------   --------   --------
Loss before benefit from income taxes.......................   (32,412)   (91,569)   (52,012)
Benefit from income taxes...................................        --         --        (77)
                                                              --------   --------   --------
Net loss....................................................  $(32,412)  $(91,569)  $(51,935)
                                                              ========   ========   ========

   See notes to consolidated financial statements included elsewhere herein.

                                                                      SCHEDULE I

                      TWINLAB CORPORATION AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(32,412)  $(91,569)  $(51,935)
  Equity investment in subsidiaries.........................    32,412     91,569     51,597
                                                              --------   --------   --------
  Net cash used in operating activities.....................        --         --       (338)
Cash at beginning of year...................................        --         --        338
                                                              --------   --------   --------
Cash at end of year.........................................  $     --   $     --   $     --
                                                              ========   ========   ========

   See notes to consolidated financial statements included elsewhere herein.

                                                                     SCHEDULE II

                      TWINLAB CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

              COLUMN A                    COLUMN B               COLUMN C               COLUMN D         COLUMN E
              --------                 --------------   ---------------------------   ------------     ------------
                                                                 ADDITIONS
                                                        ---------------------------
                                                                        CHARGED TO
                                         BALANCE AT      CHARGED TO       OTHER                         BALANCE AT
                                        BEGINNING OF      COST AND       ACCOUNTS      DEDUCTIONS         END OF
DESCRIPTIONS                               PERIOD         EXPENSES     -- DESCRIBE    -- DESCRIBE         PERIOD
------------                           --------------   ------------   ------------   ------------     ------------
YEAR ENDED DECEMBER 31, 2002:
  Allowance for bad debts............  $       6,100    $     1,009    $        --    $     4,427(1)   $      2,682
                                       ==============   ============   ============   ============     ============
  Reserve for excess and slow moving
     inventory.......................  $      14,187    $     6,681    $        --    $    15,098(1)   $      5,770
                                       ==============   ============   ============   ============     ============
YEAR ENDED DECEMBER 31, 2001:
  Allowance for bad debts............  $       4,879    $     2,156    $        --    $       935(1)   $      6,100
                                       ==============   ============   ============   ============     ============
  Reserve for excess and slow moving
     inventory.......................  $      15,403    $        --    $        --    $     1,216(1)   $     14,187
                                       ==============   ============   ============   ============     ============
YEAR ENDED DECEMBER 31, 2000:
  Allowance for bad debts............  $         918    $     4,415    $        --    $       454(1)   $      4,879
                                       ==============   ============   ============   ============     ============
  Reserve for excess and slow moving
     inventory.......................  $       8,058    $    10,601    $        --    $     3,256(1)   $     15,403
                                       ==============   ============   ============   ============     ============

---------------

(1) Amounts written off.

   See notes to consolidated financial statements included elsewhere herein.