Form 10-Q
period 2003-03-31
TWINLAB CORP
filed 2003-05-15
CIK 1015868

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

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

                                   YES     X        NO
                                      -----------     -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES              NO     X
                                      -----------     -----------



At April 30, 2003, the registrant had 29,222,106 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Balance Sheets as of March 31, 2003 and
                December 31, 2002                                              3

              Consolidated Statements of Operations for the Three
                Months Ended March 31, 2003 and 2002                           4

              Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2003 and 2002                           5

              Notes to Consolidated Unaudited Financial Statements             6

              Independent Accountants' Review Report                          14

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         21

Item 4.    Controls and Procedures                                            21

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings                                                  23

Item 2.    Changes in Securities and Use of Proceeds                          23

Item 3.    Defaults Upon Senior Securities                                    23

Item 4.    Submission of Matters to a Vote of Security Holders                23

Item 5.    Other Information                                                  23

Item 6.    Exhibits and Reports on Form 8-K                                   23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      TWINLAB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                             MARCH 31, 2003  DECEMBER 31, 2002
                                                             --------------  -----------------
                                                              (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                     $    --         $    --
  Accounts receivable, net                                         23,972          20,545
  Inventories (Note 5)                                             28,453          29,254
  Prepaid expenses and other current assets                         3,548           1,853
  Assets held for sale (Note 3)                                     3,183            --
  Assets of discontinued operations (Note 4)                         --             6,370
                                                                ---------       ---------
             Total current assets                                  59,156          58,022

Property, Plant and Equipment, net (Note 3)                        29,784          34,019

Other Assets (Notes 6 and 9)                                        4,423           5,136
                                                                ---------       ---------
TOTAL                                                           $  93,363       $  97,177
                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt (Note 7)                    $  30,534       $   6,565
  Accounts payable                                                 19,008          16,132
  Accrued expenses and other current liabilities (Notes 3
  and 10)                                                          18,469          21,156
                                                                ---------       ---------
             Total current liabilities                             68,011          43,853
Long-Term Debt, less current portion (Note 7)                      40,090          64,451
                                                                ---------       ---------
             Total liabilities                                    108,101         108,304
                                                                ---------       ---------

Commitments and Contingencies (Note 10)

Shareholders' Deficit:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none issued                                          --              --
  Common stock, $1.00 par value; 75,000,000 shares
    authorized; 33,041,756 issued and 29,222,106
    outstanding as of March 31, 2003 and 33,041,756
    issued and 29,128,356 outstanding as of December 31,
    2002                                                           33,042          33,042
  Additional paid-in capital                                      287,853         288,582
  Accumulated deficit                                            (301,363)       (297,639)
                                                                ---------       ---------
                                                                   19,532          23,985
  Treasury stock at cost; 3,819,650 shares as of March 31,
    2003 and 3,913,400 shares as of December 31, 2002             (34,270)        (35,112)
                                                                ---------       ---------
             Total shareholders' deficit                          (14,738)        (11,127)
                                                                ---------       ---------
TOTAL                                                           $  93,363       $  97,177
                                                                =========       =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   2003           2002
                                                                   ----           ----
                                                                        (unaudited)

Net Sales                                                       $  37,718       $  45,457
Cost of Sales                                                      23,589          28,998
                                                                ---------       ---------
Gross Profit                                                       14,129          16,459
Operating Expenses                                                 16,426          17,904
Restructuring Charges (Note 3)                                        959            --
                                                                ---------       ---------
Loss from Operations                                               (3,256)         (1,445)
                                                                ---------       ---------
Other (Expense) Income:
  Interest expense, net                                            (2,096)         (1,973)
  Other                                                               (14)             28
                                                                ---------       ---------
                                                                   (2,110)         (1,945)
                                                                ---------       ---------
Loss from Continuing Operations before Income Taxes                (5,366)         (3,390)
Benefit from Income Taxes (Note 8)                                   --            (6,911)
                                                                ---------       ---------
(Loss) Income from Continuing Operations                           (5,366)          3,521
                                                                ---------       ---------
Discontinued Operations:
  Income from discontinued operations (Note 4)                        890             216
  Gain on disposal of subsidiary (Note 4)                             752            --
                                                                ---------       ---------
                                                                    1,642             216
                                                                ---------       ---------
Net (Loss) Income                                               $  (3,724)      $   3,737
                                                                =========       =========

Basic and Diluted (Loss) Income Per Share:
  (Loss) income from continuing operations                      $   (0.19)      $    0.12
  Income from discontinued operations                                0.06            0.01
                                                                ---------       ---------
  Net (loss) income                                             $   (0.13)      $    0.13
                                                                =========       =========

  Basic and diluted weighted average shares outstanding            29,162          28,941
                                                                =========       =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------



                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   2003            2002
                                                                   ----            ----
                                                                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $  (3,724)      $   3,737
  Adjustment to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Income from discontinued operations                           (1,642)           (216)
     Depreciation and amortization                                  1,687           1,653
     Bad debt expense                                                 150             150
     Provision for excess and slow moving inventories                --             1,595
     Other                                                           (147)           --
     Changes in operating assets and liabilities:
       Accounts receivable                                         (3,577)           (305)
       Inventories                                                    801           4,794
       Refundable income taxes                                       --            (6,911)
       Prepaid expenses and other current assets                   (1,695)           (963)
       Accounts payable                                             2,876          (2,884)
       Accrued expenses and other current liabilities              (2,526)          2,930
                                                                ---------       ---------
       Net cash (used in) provided by continuing operations        (7,797)          3,580
       Net cash provided by discontinued operations                 2,969             669
                                                                ---------       ---------

       Net cash (used in) provided by operating activities         (4,828)          4,249
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of business and fixed assets                                 5,517            --
  Acquisition of property, plant and equipment                       (309)            (20)
  Decrease in other assets                                             12              10
                                                                ---------       ---------

         Net cash provided by (used in) investing activities        5,220             (10)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under Revolving Credit Facility         136          (3,494)
  Payments of debt                                                   (528)           (545)
  Payments of debt issuance costs                                    --              (200)
                                                                ---------       ---------
         Net cash used in financing activities                       (392)         (4,239)
                                                                ---------       ---------

Net change in cash and cash equivalents                              --              --
Cash and cash equivalents at beginning of period                     --              --
                                                                ---------       ---------
Cash and cash equivalents at end of period                      $    --         $    --
                                                                =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
     Interest                                                   $     489       $     872
                                                                =========       =========
     Income taxes, net of cash refunds                          $     102       $      44
                                                                =========       =========

                      TWINLAB CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
           -----------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Twinlab Corporation ("Twinlab") and subsidiaries (collectively, the "Company") as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Twinlab's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

         Borrowings under the Revolving Credit Facility are due within 12 months. In addition, the Company does not currently anticipate being in compliance with certain financial covenants contained in the mortgage agreement relating to the Utah facility. Accordingly, the Company has classified these borrowings as current liabilities. The uncertainty regarding the Company's ability to refinance these borrowings indicate that the Company may be unable to continue as a going concern. The Company's capital resources and liquidity needs are expected to be provided by the Company's cash flow from operations and borrowings under its Revolving Credit Facility. The Company's ability to meet its borrowing obligations, fund required capital expenditures and pursue its business strategy for at least the next 12 months is dependent upon
         (i) the ability to successfully amend the mortgage agreement; (ii) the ability to extend the term of the Revolving Credit Facility or enter into an alternative borrowing arrangement; (iii) the absence of any material judgments against the Company in connection with litigation matters that are not covered by insurance; and (iv) the successful implementation of its business plan.

         The Company is currently in negotiations to amend the mortgage agreement and plans to initiate negotiations to extend the term of the Revolving Credit Facility or to enter into an alternative borrowing arrangement. In addition, the Company has begun to realize cost savings as a result of the facilities consolidation and other restructuring activities and has begun to invest in marketing and advertising programs and reorganize the sales organization in an effort to increase sales. In the event that these activities are not sufficient to return the Company to profitability, the Company will be required to initiate additional cost reductions or take other actions to enable the Company to continue its operations. There can be no assurance that these activities will be successful.

2.       STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net (loss) income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

         The following table illustrates the effect on net (loss) income and
         (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                   2003            2002
                                                  -------         -------
Net (loss) income, as reported                    $(3,724)        $ 3,737
Deduct: Total stock based compensation
        expense determined under fair
        value based method for all awards,
        net of related tax effects                   (419)           (255)
                                                  -------         -------
Pro forma net (loss) income                       $(4,143)        $ 3,482
                                                  =======         =======
                                                  =======         =======
(Loss) income per share:
         Basic and diluted - as reported          $ (0.13)        $  0.13
         Basic and diluted - pro forma            $ (0.14)        $  0.12

3.       RESTRUCTURING CHARGES

         On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, resulted in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions remain in New York. The consolidation of the facilities was substantially completed during fiscal 2002 and is anticipated to be completed during the second quarter of 2003.

         Significant components of the restructuring charges recorded during the three months ended March 31, 2003 and restructuring accrual as of March 31, 2003 include:


                     December 31, 2002                            March 31, 2003
                      Restructuring                               Restructuring
                         Accrual        Charges      Payments        Accrual
                         -------        -------      --------        -------
Facility costs           $ 2,543        $  --        $  (787)        $ 1,756
Employee costs             3,914            864       (1,683)          3,095
Professional fees             30              4          (34)           --
Other                       --               91          (91)           --
-----------------        -------        -------      -------         -------
Total                    $ 6,487        $   959      $(2,595)        $ 4,851
                         =======        =======      =======         =======

         Facility costs represent remaining lease payments for New York leased properties and equipment, and holding and shutdown costs related to the New York manufacturing and distribution facilities. Employee costs primarily represent severance and related benefits associated with the separation of approximately 300 New York employees. The majority of the employees have left as of March 31, 2003 and it is anticipated that the balance will be leaving during the second quarter of 2003.

         The Company anticipates recording additional restructuring charges of approximately $200 in connection with the consolidation of the facilities, substantially all of which are expected to be recorded during the second quarter of 2003.

         Certain fixed assets relating to the New York manufacturing and distribution facilities totaling $3,183 have been reclassified as assets held for sale as of March 31, 2003. The Company anticipates selling these assets during fiscal 2003.

4.       DISPOSITION OF OPERATIONS

         a. HEALTH FACTORS INTERNATIONAL, INC.

         On May 22, 2002, the Company completed the sale of substantially all of the fixed assets of Health Factors International, Inc. ("Health Factors") for approximately $2,107 to Anabolic Laboratories, Inc. ("Anabolic"). The products manufactured by Health Factors were, in significant part, transferred to other Twinlab manufacturing facilities. Other production related to Bronson Laboratories, Inc. ("Bronson") was outsourced to Anabolic while the manufacture of certain private label products was discontinued.

b.       BRONSON LABORATORIES, INC.

         On January 17, 2003, the Company sold substantially all of the assets, including inventory, of Bronson to a privately held dietary supplement manufacturer for approximately $8,000. Bronson's results of operations have been classified as discontinued operations and prior periods have been reclassified.

         Net sales and income from discontinued operations related to Bronson are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
      Net sales                                               $3,485      $2,730
      Income before income taxes                                 890         216
      Gain on disposal of subsidiary                             752        --
      Income from discontinued operations                      1,642         216
      Income from discontinued operations per diluted share     0.06        0.01

         The assets of discontinued operations are comprised of the following:


                                                 2003        2002
                                                 -----      ------
           Inventories                           $  --      $2,303
           Other current assets                     --         108
           Property, plant and equipment, net       --         499
           Intangible assets                        --       3,460
                                                 -----      ------
           Assets of discontinued operations     $  --      $6,370
                                                 =====      ======

5.       INVENTORIES

         Inventories, net of reserves for excess and obsolete inventory, consist of the following:

                                      MARCH 31, 2003       DECEMBER 31, 2002
                                      --------------       -----------------
              Raw Materials              $    7,882            $    6,226
              Work in Process                 5,710                 8,644
              Finished Goods                 14,861                14,384
                                         ----------            ----------
                         Total           $   28,453            $  29,254
                                         ==========            =========

         Reserves for excess and obsolete inventory totaled $5,371 and $5,770 as of March 31, 2003 and December 31, 2002, respectively.

6.       OTHER ASSETS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Intangible assets subject to amortization after the adoption of SFAS No. 142 are being amortized on the straight-line method and consist of the following:

                            MARCH 31, 2003                 DECEMBER 31, 2002
                    -----------------------------   ----------------------------
            RANGE    GROSS                           GROSS
             OF     CARRYING ACCUMULATED            CARRYING ACCUMULATED
            LIVES    AMOUNT  AMORTIZATION   NET      AMOUNT  AMORTIZATION   NET
            -----    ------  ------------  ------    -----   ------------ ------
Trademarks   3-20    $1,982     $  690     $1,292    $2,191    $  708     $1,483
Other          5        307        272         35       307       267         40
                     ------     ------     ------    ------    ------     ------
                     $2,289     $  962     $1,327    $2,498    $  975     $1,523
                     ======     ======     ======    ======    ======     ======

         Amortization expense for other intangible assets still subject to amortization was approximately $199 and $23 for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, estimated future amortization expense of other intangible assets still subject to amortization is as follows: approximately $178 for the remaining nine months of 2003, and approximately $230, $217, $209, $190 and $23 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

7.       CURRENT AND LONG-TERM DEBT

         a. REVOLVING CREDIT FACILITY

         As a result of the sale of Bronson, effective January 17, 2003, the Company completed an amendment to the Revolving Credit Facility, which among other things, revised the financial covenants relating to EBITDA and reduced the total facility from $50,000 to $45,000. The Company was in compliance with the covenants relating to the Revolving Credit Facility as of March 31, 2003.

         The Company's Revolving Credit Facility expires on March 29, 2004. Accordingly, borrowings outstanding under the Revolving Credit Facility as of March 31, 2003 have been classified as a current liability. The Company plans to initiate negotiations to extend the term of the Revolving Credit Facility or to enter into an alternative borrowing arrangement that would provide for future borrowings. There can be no assurance, however, that by March 29, 2004, an extension of the Revolving Credit Facility will be successfully negotiated or the Company will be able to enter into an alternative borrowing arrangement on terms favorable to the Company. The absence of an extension of the Revolving Credit Facility or alternative borrowing arrangement would have a material adverse effect on the financial condition of the Company and its ability to continue its operations. Borrowings outstanding under the Revolving Credit Facility as of March 31, 2003 were approximately $24,500.

         b. MORTGAGE PAYABLE

         The Company was in default of certain financial covenants contained in the mortgage agreement relating to the Utah facility during fiscal 2002 for which a waiver was obtained through April 3, 2003. The Company will be subject to the financial covenant tests for the quarter ended June 30, 2003 and does not currently anticipate being in compliance. Accordingly, the outstanding mortgage payable totaling $5,568 has been classified as a current liability as of March 31, 2003. The Company has entered into negotiations with the lender to amend the mortgage agreement, however, there can be no assurance that an amendment will be successfully negotiated. In the event that the Company is unable to amend the mortgage agreement, the Company will be required to repay the mortgage in order to avoid a cross-default under the terms of the Revolving Credit Facility.

8.       INCOME TAXES

         The Company did not record a benefit from income taxes for losses incurred during the three months ended March 31, 2003 and 2002 (except as discussed below) as it is more likely than not that such benefits will not be realized. As a result of losses incurred, the Company has recorded a full valuation allowance against its net deferred tax assets.

         The Company recorded a benefit from income taxes of $6,911 for the three months ended March 31, 2002. The benefit recorded represents a Federal refund received by the Company as a result of the Job Creation and Worker Assistance Act of 2002.

9.       RELATED PARTY TRANSACTIONS

         In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15,000 with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $375 and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. As of March 31, 2003, $281 has been paid and 281,250 shares of common stock have been issued. The fair value of the compensation for providing the letter of credit, $1,643, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

10.      LEGAL MATTERS

         A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Products containing Ma Huang accounted for approximately 11% and 25% of the Company's net sales during the three months ended March 31, 2003 and 2002, respectively.

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

         On February 28, 2003, the U.S. Food and Drug Administration, Department of Health and Human Services announced a series of actions that will potentially regulate the manner in which products containing the ingredient ephedra are marketed, including a thirty-day comment period to create a record to support potential restrictions that could range from label requirements to a ban of the ingredient. By letter dated March 13, 2003, the Committee on Energy and Commerce of the U.S. House of Representatives requested certain information from the Company related to, among other things, the sales history of its products containing ephedra, any adverse health events associated with such products, scientific studies related to such products and information related to certain of the Company's non-ephedra products. The Company has provided a comprehensive response to the Committee.

         On or about April 15, 2003, the Company received an "Investigative Demand" from the Office of Attorney General of the State of Missouri. The Investigative Demand requests certain documentary information and testimony related to, among other things, the Company's sale and marketing of products containing ephedra. The Company is in the process of responding to the Investigative Demand.

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

         The Company believes in the safety and efficacy of its products that contain Ma Huang based on the scientific evidence. Nevertheless, as a result of the increasing costs that are negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products, the Company decided to discontinue the sale of products that contain Ma Huang effective on or about March 31, 2003. The Company expects to experience a reduction in net sales due to the discontinuation of its products that contain Ma Huang. Based upon anticipated cost savings expected to be achieved, however, the Company does not believe that the decision to discontinue the sale of products that contain Ma Huang should have a material adverse effect on the annual profitability of the Company. The Company is committed to the Diet and Energy category, specifically its Diet Fuel, Ripped Fuel and Metabolift brands, and has launched a line of patented and clinically tested ephedra-free products.

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

         Based on a current analysis prepared by management, with the assistance of actuarial consultants, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters involving ephedra. Accordingly, the Company has established a reserve of $4,340 for product liability indemnity claims that is primarily based on known claims and an estimate of unasserted claims involving ephedra that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of March 31, 2003 because the timing of any payments are not fixed or reliably determinable at the present time. This reserve assumes continuing insurance for ephedra related personal injury actions, albeit with a significant retention and limited total coverage.

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

         There can be no assurance that the impact of the Company's self-insured retention limits in the event of multiple damage awards or settlements, or any award of damages in excess of the Company's insurance coverage limits (which limits are significantly lower than in prior periods) or any materially increased legal costs, will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, would have a material adverse effect on the financial condition and results of operations of the Company.

         Further, the Company's 2003 comprehensive general liability ("CGL") insurance policy for non-Ma Huang products has a significantly higher self-insured retention limit than in 2002 and the herbal product Kava-Kava is expressly excluded from coverage under the 2003 policy. The Company has received one Kava-Kava related wrongful death complaint in 2003. The Company plans to vigorously defend itself against this action and is investigating whether any of its CGL policies apply to this claim. If a CGL policy is not applicable to this claim, a finding of liability and damages could have a material adverse effect on the results of operations and financial condition of the Company. The Company is unable to predict the outcome of this matter or to estimate a range of potential loss. Accordingly, the effect, if any, that such action may have on the Company's financial position or results of operations cannot be determined at this time.

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

11.      NET (LOSS) INCOME PER SHARE

         Basic net (loss) income per share was determined by using the weighted average number of common shares outstanding during the respective periods. Diluted net (loss) income per share further assumes the issuance of common shares for all dilutive outstanding stock options. Potentially dilutive stock options totaling 2,093,000 and 2,116,000 as of March 31, 2003 and 2002, respectively, were excluded from the computation of diluted net (loss) income per share because they were anti-dilutive.

12.      OPERATING SEGMENTS

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

         Segment information for the three months ended March 31, 2003 and 2002 was as follows:

                                                                      INTERCOMPANY
                                         RETAIL          OTHER(1)     ELIMINATION     TOTAL
------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2003
  Net sales to external customers       $  37,718        $   --        $   --         $  37,718
  Loss from operations                     (3,204)          (52)           --            (3,256)
  Total assets                             93,363            --            --            93,363

THREE MONTHS ENDED MARCH 31, 2002
  Net sales to external customers       $  45,457        $   --        $   --         $  45,457
  Loss from operations                     (1,393)          (52)           --            (1,445)
  Total assets (2)                        122,135            --            --           122,135

[1]  The "Other" column includes corporate-related items.

[2] Total assets exclude the assets from discontinued operations of $6,223 as of March 31, 2002.

13.      RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

         On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a significant impact on the Company's consolidated financial statements.

         On January 1, 2003, the Company adopted the remaining provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of SFAS No. 145 did not have a significant impact on the Company's consolidated financial statements.

         On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. The adoption of SFAS No. 146 did not have a significant impact on the Company's consolidated financial statements.

         On January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Twinlab Corporation
Hauppauge, New York

We have reviewed the accompanying consolidated balance sheet of Twinlab Corporation and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As indicated in Note 1 to the consolidated unaudited financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP


Jericho, New York
May 14, 2003

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------

NET SALES: Net sales for the three months ended March 31, 2003 were $37.7 million, a decrease of $7.8 million, or 17.0%, as compared to net sales of $45.5 million for the three months ended March 31, 2002. The decrease in net sales was primarily attributable to a reduction in sales of ephedra products, the sale of Health Factors and the effect of product rationalizations initiated during fiscal 2002.

A number of the Company's products include alkaloids from the herb known as "Ma Huang," also known as ephedra, which contains naturally-occurring ephedrine alkaloids. Products containing Ma Huang accounted for approximately 11% and 25% of the Company's net sales during the three months ended March 31, 2003 and 2002, respectively.

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

On February 28, 2003, the U.S. Food and Drug Administration, Department of Health and Human Services announced a series of actions that will potentially regulate the manner in which products containing the ingredient ephedra are marketed, including a thirty-day comment period to create a record to support potential restrictions that could range from label requirements to a ban of the ingredient. By letter dated March 13, 2003, the Committee on Energy and Commerce of the U.S. House of Representatives requested certain information from the

Company related to, among other things, the sales history of its products containing ephedra, any adverse health events associated with such products, scientific studies related to such products and information related to certain of the Company's non-ephedra products. The Company has provided a comprehensive response to the Committee.

On or about April 15, 2003, the Company received an "Investigative Demand" from the Office of Attorney General of the State of Missouri. The Investigative Demand requests certain documentary information and testimony related to, among other things, the Company's sale and marketing of products containing ephedra. The Company is in the process of responding to the Investigative Demand.

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

The Company believes in the safety and efficacy of its products that contain Ma Huang based on the scientific evidence. Nevertheless, as a result of the increasing costs that are negatively impacting the profitability of these products, coupled with consumer demand for non-ephedra weight loss products, the Company decided to discontinue the sale of products that contain Ma Huang effective on or about March 31, 2003. The Company expects to experience a reduction in net sales due to the discontinuation of its products that contain Ma Huang. Based upon anticipated cost savings expected to be achieved, however, the Company does not believe that the decision to discontinue the sale of products that contain Ma Huang should have a material adverse effect on the annual profitability of the Company. The Company is committed to the Diet and Energy category, specifically its Diet Fuel, Ripped Fuel and Metabolift brands, and has launched a line of patented and clinically tested ephedra-free products.

GROSS PROFIT: Gross profit for the three months ended March 31, 2003 was $14.1 million, which represented a decrease of $2.4 million, or 14.2%, as compared to $16.5 million for the three months ended March 31, 2002. Gross profit margin was 37.5% for the three months ended March 31, 2003 as compared to 36.2% for the three months ended March 31, 2002. The overall decrease in gross profit dollars was primarily attributable to the Company's lower sales volume. The increase in the gross profit margin was primarily attributable to a reduction in overhead costs associated with cost reduction initiatives.

OPERATING EXPENSES: Operating expenses were $16.4 million for the three months ended March 31, 2003, representing a decrease of $1.5 million, or 8.3%, as compared to $17.9 million for the three months ended March 31, 2002. As a percent of net sales, operating expenses increased from 39.4% for the three months ended March 31, 2002 to 43.5% for the three months ended March 31, 2003. The decrease in operating expenses was primarily attributable to a reduction in personnel related costs ($1.2 million) and the elimination of costs related to Health Factors and business rationalizations ($1.6 million) partially offset by an increase in advertising and marketing expenditures ($1.0 million).

RESTRUCTURING CHARGES: On July 24, 2002, the Company announced a comprehensive restructuring of its operations designed to further improve the Company's financial performance and operating results. The restructuring, designed to reduce costs and better align the Company's operational infrastructure to its sales volume, resulted in the consolidation of the New York manufacturing and distribution facilities into the Company's modern FDA-registered facility located in American Fork, Utah. The Company's corporate offices and certain operational functions remain in New York. The consolidation of the facilities was substantially completed during fiscal 2002 and is anticipated to be completed during the second quarter of 2003.

Restructuring charges recorded during the three months ended March 31, 2003 totaled $1.0 million and primarily represented employee costs. Employee costs primarily represent severance and related benefits.

The Company anticipates recording additional restructuring charges of approximately $0.2 million in connection with this consolidation, substantially all of which are expected to be recorded during the second quarter of 2003.

LOSS FROM OPERATIONS: The Company recorded a loss from operations of $(3.3) million for the three months ended March 31, 2003, as compared to $(1.4) million for the three months ended March 31, 2002.

OTHER (EXPENSE) INCOME: Other (expense) income was a net expense of $2.1 million for the three months ended March 31, 2003, as compared to $1.9 million for the three months ended March 31, 2002. The net increase of $0.2 million was attributable to an increase in interest expense as a result of additional amortization of deferred financing costs.

INCOME TAXES: The Company did not record a benefit from income taxes for losses incurred during the three months ended March 31, 2003 and 2002 (except as discussed below) as it is more likely than not that such benefits will not be realized. As a result of losses incurred, the Company has recorded a full valuation allowance against its net deferred tax assets.

The Company recorded a benefit from income taxes of $6,911 for the three months ended March 31, 2002. The benefit recorded represents a Federal refund received by the Company as a result of the Job Creation and Worker Assistance Act of 2002.

DISCONTINUED OPERATIONS: On January 17, 2003, the Company sold substantially all of the assets, including inventory, of Bronson to a privately held dietary supplement manufacturer for approximately $8.0 million. Bronson's results of operations have been classified as discontinued operations and prior periods have been reclassified. Net sales for Bronson were $3.5 million and $2.7 million and income from operations was $0.9 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively. The gain on the sale of the assets (excluding inventory) was approximately $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended March 31, 2003, cash used in operating activities was $(4.8) million as compared to cash provided by operating activities of $4.2 million for the three months ended March 31, 2002. Cash used in operating activities for the three months ended March 31, 2003 was primarily attributable to an increase in accounts receivable and prepaid expenses and the payment of restructuring costs. Cash provided by operating activities for the three months ended March 31, 2002 was primarily attributable to a reduction in inventories.

Net cash provided from investing activities was $5.2 million for the three months ended March 31, 2003 as compared to net cash used in investing activities of $(0.2) million for the three months ended March 31, 2002. The Company received proceeds of $5 million from the sale of the assets of Bronson (excluding inventory) and $0.5 million from the sale of certain fixed assets during the three months ended March 31, 2003. Capital expenditures were $0.3 million and $20,000 for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures are expected to be approximately $2.0 million during fiscal 2003.

Certain fixed assets relating to the New York manufacturing and distribution facilities totaling $3.2 million have been reclassified as assets held for sale as of March 31, 2003. The Company anticipates selling these assets during fiscal 2003.

Net cash used in financing activities was $0.4 million and $4.2 million for the three months ended March 31, 2003 and 2002, respectively, and represented the net repayment of outstanding debt and the payment of debt issuance costs.

As a result of the sale of Bronson, effective January 17, 2003, the Company completed an amendment to the Revolving Credit Facility, which among other things, revised the financial covenants relating to EBITDA and reduced the total facility from $50 million to $45 million.

The Company's Revolving Credit Facility expires on March 29, 2004. Accordingly, borrowings outstanding under the Revolving Credit Facility as of March 31, 2003 have been classified as a current liability. The Company plans to initiate negotiations to extend the term of the Revolving Credit Facility or to enter into an alternative borrowing arrangement that would provide for future borrowings. There can be no assurance, however, that by March 29, 2004, an extension of the Revolving Credit Facility will be successfully negotiated or the Company will be able to enter into an alternative borrowing arrangement on terms favorable to the Company. The absence of an extension of the Revolving Credit Facility or alternative borrowing arrangement would have a material adverse effect on the financial condition of the Company and its ability to continue its operations. Borrowings outstanding under the Revolving Credit Facility as of April 30, 2003 were approximately $24.5 million. As of April 30, 2003, approximately $8 million of borrowings were available under the Revolving Credit Facility.

The Company was in compliance with the covenants relating to the Revolving Credit Facility and the senior subordinated notes as of March 31, 2003.

The Company was in default of certain financial covenants contained in the mortgage agreement relating to the Utah facility during fiscal 2002 for which a waiver was obtained through April 3, 2003. The Company will be subject to the financial covenant tests for the quarter ended June 30, 2003 and does not currently anticipate being in compliance. Accordingly, the outstanding mortgage payable totaling $5.6 million has been classified as a current liability as of March 31, 2003. The Company has entered into negotiations with the lender to amend the mortgage agreement, however, there can be no assurance that an amendment will be successfully negotiated. In the event that the Company is unable to amend the mortgage agreement, the Company will be required to repay the mortgage in order to avoid a cross-default under the terms of the Revolving Credit Facility.

In connection with the Revolving Credit Facility, certain current and former members of senior management of the Company provided a letter of credit amounting to $15 million with respect to the Company's obligations under the Revolving Credit Facility. In consideration for providing this letter of credit, effective April 1, 2002, the Company agreed to pay an aggregate annual fee of $0.4 million and 375,000 shares of common stock (to be issued from shares held in treasury), payable in quarterly installments for the duration of the period that the letter of credit remains outstanding. As of March 31, 2003, $0.3 million has been paid and 281,250 shares of common stock have been issued. The fair value of the compensation for providing the letter of credit, $1.6 million, has been recorded as deferred financing costs and is being amortized over the remaining term of the Revolving Credit Facility.

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

Based on a current analysis prepared by management, with the assistance of actuarial consultants, the Company has estimated a range of potential liability in an amount it deems reasonable in connection with certain product liability matters involving ephedra. Accordingly, the Company has established a reserve of $4.3 million for product liability indemnity claims that is primarily based on known claims and an estimate of unasserted claims involving ephedra that are probable of assertion and can be reasonably estimated as of the balance sheet date. Management expects that any payments relating to these matters will occur over a number of years and has not discounted the potential liability as of March 31, 2003 because the timing of any payments are not fixed or reliably determinable at the present time. This reserve assumes continuing insurance for ephedra related personal injury actions, albeit with a significant retention and limited total coverage.

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

There can be no assurance that the impact of the Company's self-insured retention limits in the event of multiple damage awards or settlements, or any award of damages in excess of the Company's insurance coverage limits (which limits are significantly lower than in prior periods) or any materially increased legal costs, will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, one or more large punitive damage awards, which are generally not insurable, would have a material adverse effect on the financial condition and results of operations of the Company.

Further, the Company's 2003 comprehensive general liability ("CGL") insurance policy for non-Ma Huang products has a significantly higher self-insured retention limit than in 2002 and the herbal product Kava-Kava is expressly excluded from coverage under the 2003 policy. The Company has received one Kava-Kava related wrongful death complaint in 2003. The Company plans to vigorously defend itself against this action and is investigating whether any of its CGL policies apply to this claim. If a CGL policy is not applicable to this claim, a finding of liability and damages could have a material adverse effect on the results of operation and financial condition of the Company. The Company is unable to predict the outcome of this matter or to estimate a range of potential loss. Accordingly, the effect, if any, that such action may have on the Company's financial position or results of operations cannot be determined at this time.

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

Borrowings under the Revolving Credit Facility are due within 12 months. In addition, the Company does not currently anticipate being in compliance with certain financial covenants contained in the mortgage agreement relating to the Utah facility. Accordingly, the Company has classified these borrowings as current liabilities. The uncertainty regarding the Company's ability to refinance these borrowings indicate that the Company may be unable to continue as a going concern. The Company's capital resources and liquidity needs are expected to be provided by the Company's cash flow from operations and borrowings under its Revolving Credit Facility. The Company's ability to meet its borrowing obligations, fund required capital expenditures and pursue its business strategy for at least the next 12 months is dependent upon (i) the ability to successfully amend the mortgage agreement; (ii) the ability to extend the term of the Revolving Credit Facility or enter into an alternative borrowing arrangement; (iii) the absence of any material judgments against the Company in connection with litigation matters that are not covered by insurance; and (iv) the successful implementation of its business plan.

The Company is currently in negotiations to amend the mortgage agreement and plans to initiate negotiations to extend the term of the Revolving Credit Facility or to enter into an alternative borrowing arrangement. In addition, the Company has begun to realize cost savings as a result of the facilities consolidation and other restructuring activities and has begun to invest in marketing and advertising programs and reorganize the sales organization in an effort to increase sales. In the event that these activities are not sufficient to return the Company to profitability, the Company will be required to initiate additional cost reductions or take other actions to enable the Company to continue its operations. There can be no assurance that these activities will be successful.


RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS
------------------------------------------------------

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2003, the Company adopted the remaining provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of SFAS No. 145 did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. The adoption of SFAS No. 146 did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

Information contained or incorporated by reference in this periodic report on Form 10-Q may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Forward-looking statements involve substantial risks and uncertainties and represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. Such forwardlooking statements by their nature involve known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding nutritional supplements; (vii) uncertainties relating to acquisitions; (viii) the inability of the Company to gain and/or hold market share; (ix) exposure to and expense of resolving and defending product liability claims and other litigation; (x) consumer acceptance of the Company's products; (xi) managing and maintaining growth; (xii) customer demands; (xiii) the inability to achieve cost savings and operational efficiencies as a result of the consolidation of the manufacturing and distribution facilities; (xiv) dependence on individual products; (xv) dependence on individual customers, (xvi) market and industry conditions including pricing, demand for products, levels of trade inventories and raw materials availability, (xvii) the success of product development and new product introductions into the marketplace including the Company's line of ephedra-free products; (xviii) lack of available product liability insurance for ephedra-containing products; (xix) slow or negative growth in the nutritional supplement industry; (xx) the departure of key members of management; (xxi) the absence of clinical trials for many of the Company's products; (xxii) the ability of the Company to efficiently manufacture its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission. For the purpose of this periodic report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company accepts no obligation to update any forward-looking statements and does not intend to do so.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk and exposure from December 31, 2002, a description of which may be found in the Annual Report on Form 10-K.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
     None.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  ISSUANCE OF SECURITIES

         On February 28, 2003, the Company issued 18,750 shares of common stock (from shares held in treasury) to each of Brian Blechman, Dean Blechman, Neil Blechman, Ross Blechman and Steve Blechman in consideration for providing an aggregate letter of credit amounting to $15.0 million with respect to the Company's obligations under its Revolving Credit Facility. Such common stock was issued in a transaction that was exempt from registration under Section 4 (2) of the Securities Act.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5:  OTHER INFORMATION
     None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     15.1     Letter re: Unaudited interim financial information

     99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

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




                       TWINLAB CORPORATION



                           By:   /s/ Ross Blechman
                                 -----------------
                                 Ross Blechman
                                 Chairman, President and Chief Executive Officer




                           By:   /s/ Joseph Sinicropi
                                 --------------------
                                 Joseph Sinicropi
                                 Chief Financial Officer



DATED:  May 15, 2003
        ------------

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


Dated: May 15, 2003                         /s/ Ross Blechman
                                            -------------------
                                                Ross Blechman
                                                Chief Executive Officer

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


Dated: May 15, 2003                         /s/ Joseph Sinicropi
                                            ----------------------------
                                                Joseph Sinicropi
                                                Chief Financial Officer